Form 10QSB
period 1999-06-30
INNOVATIVE TECHNOLOGY SYSTEMS INC/FL
filed 1999-08-31
CIK 1085115

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ---- to ----

                 Commission File number 0-25947

              Innovative Technology Systems, Inc.
            (Exact name of small business issuer as
                   specified in its charter)

          Florida                                65-0386286
(State of other jurisdiction of                 (IRS Employer
 incorporation or organization)              Identification No.)

            131 Egret Drive, Jupiter, Florida 33458
            (Address of principal executive offices)

                         (561) 575-3103
                  (Issuer's telephone number)


(Former name, former address, and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes __    No _X__

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     As of August 31, 1999, there were 6,100,000 shares of common stock, no par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);
Yes __    No _X__

              INNOVATIVE TECHNOLOGY SYSTEMS, INC.

                         Form 10-QSB Index
                         June 30, 1999

                                                            Page


Part I: Financial Information ..............................  2

     Item 1. Financial Statements ..........................  2

          Condensed Balance Sheet (Unaudited) ..............  3

          Condensed Statement of Operations (Unaudited) ....  4

          Condensed Statements of Cash Flow (Unaudited).....  5

          Notes to Financial Statements.....................  6

     Item 2. Management's Discussion and Analysis or Plan
          of Operation......................................  7

Part II:   Other Information ...............................  8

     Item 1.    Legal Proceedings ..........................  8

     Item 2.    Changes in Securities ......................  8

     Item 3.    Defaults Upon Senior Securities ............  8

     Item 4.    Submission of Matters to a Vote of
                Security Holders ...........................  8

     Item 5.    Other Information ..........................  8

     Item 6.    Exhibits and Reports on Form 8-K ...........  9

Signatures .................................................  9

                             PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements

                     INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                        (a development stage company)
                           CONDENSED BALANCE SHEET
                                  (Unaudited)



                                                    June 30        December 31
                                                     1999             1998
                                                  (Unaudited)          *
                                                  -----------      -----------
ASSETS
Current assets:
   Cash                                           $       438      $   -
                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Loans payable related party                    $    18,271      $     8,710
                                                  -----------      -----------

Stockholders' deficit:
  Common stock                                         65,100           65,100
  Deficit accumulated during the
    development stage                              (   82,933)      (   73,810)
                                                  -----------      -----------
       Total stockholders' deficit                 (   17,833)      (    8,710)
                                                  -----------      -----------
                                                  $       438      $    -
                                                  ===========      ===========


*  Condensed from audited financial statements.

See accompanying notes

                      INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                         (a development stage company)
                       CONDENSED STATEMENT OF OPERATIONS
                                (Unaudited)



                                                                   Nov. 13, 1992
                                                                    (inception)
                                          Quarter Ended June 30      To June 30
                                             1999        1998           1999
                                          ----------   ---------     ----------

Sales, net                                $   -        $    -        $    -

General and administrative expenses            4,823          923        79,140
                                          ----------   ----------    ----------
                                            (  4,823)      (  923)      (79,140)

Other income (expense):
   Interest expense                         (    800)        -          ( 3,793)
                                          ----------   ----------    ----------

Net loss                                  $ (  5,623)  $   (  923)   $  (82,933)
                                          ==========   ==========    ==========


Net loss per share                        $     0.00   $   ( 0.00)
                                          ==========   ==========

Number of shares used in earnings
per share computation                      6,100,000    6,100,000
                                          ==========   ==========






See accompanying notes

                     INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                        (a development stage company)
                      CONDENSED STATEMENTS OF CASH FLOW
                                (Unaudited)





                                                                   Nov. 13, 1992
                                                                    (inception)
                                          Quarter Ended June 30      To June 30
                                             1999        1998           1999
                                          ----------   ---------     ----------

Cash flows from operating activities:
  Net income                              $ (  5,623)  $     923     $ ( 82,933)
  Noncash issuance of debt for expenses        6,061         923         18,271
  Noncash issuance of founder shares               -           -         57,250
  Noncash compensation                             -           -          2,750
                                          ----------   ---------     ----------
Net cash provided by (used for)
  for operations                                 438           -       (  4,662)
                                          ----------   ---------     ----------

Cash flows from financing activities
  Proceeds from issuance of common stock           -           -          5,100
                                          ----------   ---------     ----------

Net increase in cash                             438           -            438

Cash, beginning of period                          -           -              -
                                          ----------   ---------     ----------

Cash, end of period                       $      438   $       -     $      438
                                          ==========   =========     ==========

Supplemental disclosure:
  Cash paid for interest                  $        -   $       -     $        -
                                          ==========   =========     ==========

  Income taxes paid                       $        -   $       -     $        -
                                          ==========   =========     ==========





See accompanying notes

                     INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                        (a development stage company)
                        NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Innovative Technology Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Loss per share - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FASB 128"), effective October 1, 1997. FASB 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. Loss per share is computed by dividing net income by the weighted average number of shares outstanding during the period. There are no potentially dilutive shares outstanding. Restatement of the prior period for this pronouncement had no effect on the loss per share amount.

Development stage activities - The Company has been in the development stage since its inception on November 13, 1992. It has conducted no business other than organize as a corporation. The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. The Company has been seeking a merger partner and/or beginning a business that would generate profits. As of the date of this financial statement, no definitive arrangement has been made.

Recent accounting pronouncements - In April 1998, the Accounting Standards Executive Committee released Statement of Position 98-5, "Reporting on the Costs of State-Up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including organizational costs, be expensed as incurred. The Company has accepted early adoption of SOP 98-5 and expensed all start-up costs.

2. CAPITALIZATION

The Company has authorized the issuance 50,000,000 shares of common stock, having no par value. The Company's initial common stock was issued November 13, 1992 on a gift transfer basis in blocks of 1,000 shares to a total of 300 individuals, primarily "accredited investors". At the same time, the organizer of the Company received 5,425,000 shares and 275,000 shares were issued for $100 and exchange of services. In 1996, 100,000 shares were issued for $5,000.

3.	RELATED PARTY TRANSACTIONS

The Company has no resources and all expenses to maintain itself as a corporation have been advanced by its President in the form of loans payable.

4.      INCOME TAXES

The Company has no provision for taxes as they have a net operating loss of approximately $83,000 that expires at various times through the year 2019. No deferred asset has been recorded as the possibility of benefiting from the net operating loss is dependent on the Company achieving profitable operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     (a)  Plan of Operation

     This Quarterly Report on Form 10-QSB contains forward looking statements. For this purpose, any statements contained in it that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," and "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the Company's Form 10-SB registration statement under the caption "Description of Business."

     The following discussion for the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item 1 and the Notes thereto appearing elsewhere in this Form 10-QSB, and the Company's audited Financial Statements listed in Item 13 and the Notes thereto appearing in the Company's Form 10-SB.

     Innovative Technology Systems, Inc. (the "Company") is presently a development stage company conducting virtually no business operation, other than its efforts to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business ("Target Business") which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. To date, the Company has neither engaged in any operations nor generated any revenue. It receives no cash flow. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a Business Combination or whether its capital will be further depleted by the operating losses, if any, of the Target Business which the Company effectuates a Business Combination with. No purchase or sale of significant equipment or significant changes in the Company's number of employees are expected prior to the consummation of a Business Combination.

     Presently, the Company is not in a position to meet its cash requirements for the remainder of its fiscal year or for the next 12 months. The Company does not generate any cash revenue or receive any type of cash flow. From inception to the date of this Form 10-QSB Quarterly Report, Mr. Bylsma, the Company's sole officer and director, has made loans to the Company on a need be basis in the form of promissory notes in the approximate amount of $22,624. The promissory notes bear simple interest at prime plus 2%. In 1996, the balance due on the promissory notes was reduced by $5,000 pursuant to a sale of the Company's Common Stock. The Company's operating costs, which includes professional fees and costs related to a Business Combination, are likely to approximate
$10,000 to $20,000 during the next 12 months.   It is likely that
a Business Combination might not occur during the next 12 months. In the event the Company cannot meet its operating costs prior to the effectuation of a Business Combination, the Company may cease operations and a Business Combination may not occur.

     The Company has identified a Target Business to effectuate a Business Combination with, and Mr. Bylsma, the Company's sole officer, director and affiliate shareholder, along with certain other shareholders have entered into a binding agreement for the sale of their own shares of Company stock to a third party, and the Company's board of directors has approved this control share transaction. However; the date set for closing of the transaction has since past, and the Company is of the opinion that the entire transaction, as contemplated, may not occur. Mr. Bylsma is presently negotiating an amended structure to the transaction with the same Target Business, however, no assurance can be made that the parties can reach an agreement, if an agreement is reached, when the Business Combination will occur, and how it will affect the Company and its shareholders. Further, there can be no assurance that this or any other transaction will be consummated. As a result, the Company is unable predict its cash requirements subsequent to any Business Combination.

     Subsequent to the occurrence of a Business Combination, the Company may be required to raise capital through the sale or issuance of additional securities in order to ensure that the Company can meet its operating costs for the remainder of its fiscal year. No commitments of any kind to provide additional funds to the Company subsequent to a Business Combination have been made by management, other shareholders or any other third person. Accordingly, there can be no assurance that additional funds will be available to the Company to allow it to cover its expenses subsequent to a Business Combination. If the Company cannot meet its operating costs subsequent to a Business Combination, unless the Company can obtain additional capital, the Company may cease operations.

                            PART II
                       OTHER INFORMATION

Item 1.  Legal Proceedings

     Not Applicable

Item 2.  Change in Securities

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     The Company has identified a Target Business to effectuate a Business Combination with, and Mr. Bylsma, the Company's sole officer, director and affiliate shareholder, along with certain other shareholders have entered into a binding agreement for the sale of their own shares of Company stock to a third party, and the Company's board of directors has approved this control share transaction. However; the date set for closing of the transaction has since past, and the Company is of the opinion that the entire transaction, as contemplated, may not occur. Mr. Bylsma is presently negotiating an amended structure to the transaction with the same Target Business, however, no assurance can be made that the parties can reach an agreement, if an agreement is reached, when the Business Combination will occur, and how it will affect the Company and its shareholders. Further, there can be no assurance that this or any other transaction will be consummated.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Financial Data Schedule.
     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INNOVATIVE TECHNOLOGY SYSTEMS, INC.,
                              Registrant

Date: August 31, 1999         /s/ John Bylsma
                                  John Bylsma,
                                  Director, President,
                                  Secretary & Treasurer