Form 10QSB
period 1999-09-30
INNOVATIVE TECHNOLOGY SYSTEMS INC/FL
filed 1999-11-29
CIK 1085115

United States
               Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ---- to ----

                 Commission File number 0-25947

               Innovative Technology Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Florida                                          65-0386286
(State of other jurisdiction                    (IRS Employer
of incorporation or organization)             Identification No.)


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

     As of November 29, 1999, there were 6,100,000 shares of common stock, no par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

              INNOVATIVE TECHNOLOGY SYSTEMS, INC.

                         Form 10-QSB Index
                       September 30, 1999

                                                            Page


Part I: Financial Information...........................      2

     Item 1. Financial Statements ......................      2

     Condensed Balance Sheet (Unaudited)................      3

     Condensed Statement of Operations (Unaudited)......      4

     Condensed Statements of Cash Flow (Unaudited)......      5

     Notes to Financial Statements......................      6

     Item 2. Management's Discussion and
       Analysis or Plan of Operation....................      7

Part II:   Other Information ...........................      8

     Item 1.    Legal Proceedings.......................      8

     Item 2.    Changes in Securities...................      8

     Item 3.    Defaults Upon Senior Securities.........      8

     Item 4.    Submission of Matters to a Vote of
                Security Holders .......................      8

     Item 5.    Other Information.......................      8

     Item 6.    Exhibits and Reports on Form 8-K .......      9

Signatures..............................................      9

                             PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements


               INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                  (a development stage company)
                     CONDENSED BALANCE SHEET
                           (Unaudited)



                                                          September 30      December 31
                                                              1999             1998
                                                           (Unaudited)          *
ASSETS
Current assets                                            $     -           $    -
                                                          ============      ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Loans payable related party                            $     26,357      $      8,710
                                                          ------------      ------------

Stockholders' deficit:
   Common stock                                                 65,100            65,100
   Deficit accumulated during the development stage       (     91,457)      (    73,810)
                                                          ------------      ------------

       Total stockholders' deficit                        (     26,357)      (     8,710)
                                                          ------------      ------------
                                                          $     -           $      -
                                                          ============      ============
                                                                                               ==========           ==========



*  Condensed from audited financial statements.



See accompanying notes

               INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                  (a development stage company)
                CONDENSED STATEMENT OF OPERATIONS
                            (Unaudited)



                                                                                  Nov. 13, 1992
                                                                                   (inception)
                                               Quarter Ended Sept. 30,             To Sept. 30
                                               1999                1998               1999
                                           -------------       ------------       ------------

Sales, net                                 $      -            $       -          $    -

General and administrative expenses                8,310              1,159             87,450
                                           -------------       ------------       ------------
                                                  (8,310)            (1,159)           (87,450)
Other expense:
   Interest expense                                  214                400             (4,007)
                                           -------------       ------------       ------------
Net loss                                   $      (8,524)      $     (1,559)      $    (91,457)
                                           =============       ============       ============

Net loss per share                         $        0.00       $     -
                                           =============       ============

Number of shares used in earnings
  per share computation                        6,100,000          6,100,000
                                           =============       ============






See accompanying notes

               INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                  (a development stage company)
                CONDENSED STATEMENTS OF CASH FLOW
                           (Unaudited)



                                                                                       Nov. 13, 1992
                                                                                        (inception)
                                                    Quarter Ended Sept. 30,             To Sept. 30
                                                    1999                1998               1999
                                                -------------       ------------       ------------

Cash flows from operating activities:
   Net income                                   $    (8,524)        $    (1,559)        $   (91,457)
   Noncash issuance of debt for expenses              8,524               1,559              26,357
   Noncash issuance of founder shares                  -                  -                  57,250
   Noncash compensation                                -                  -                   2,750
                                                -----------         -----------         -----------

Net cash provided by (used for)
        for operations                                 -                  -                 ( 5,100)
                                                -----------         -----------         -----------

Cash flows from financing activities
   Proceeds from issuance of common stock              -                   -                  5,100
                                                -----------         -----------         -----------

Net increase in cash                                   -                   -                  -
                                                -----------         -----------         -----------

Cash, beginning of period                              -                   -                  -
                                                -----------         -----------         -----------

Cash, end of period                             $      -            $      -            $     -
                                                ===========         ===========         ===========

Supplemental disclosure:
  Cash paid for interest                        $      -            $      -            $     -
                                                ============        ===========         ===========

   Income taxes paid                            $      -            $      -            $      -
                                                ============        ===========         ===========




See accompanying notes

               INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                  (a development stage company)
                  NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of Innovative Technology Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Loss per share - The Company has adopted Financial Accounting Standards No. 128, "Earnings per Share" ("FASB 128"). FASB 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. Loss per share is computed by dividing net income by the weighted average number of shares outstanding during the period. There are no potentially dilutive shares outstanding. Restatement of the prior period for this pronouncement had no effect on the loss per share amount.

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

Recent accounting pronouncements - The Company accounts for start-up costs in accordance with the Accounting Standards
Executive Committee's Statement of Position 98-5, "Reporting on the Costs of State-Up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including organizational costs, be expensed as incurred. The Company has expensed all start-up costs.


2. CAPITALIZATION

The Company has authorized the issuance 50,000,000 shares of common stock, having no par value. The Company's initial common stock was issued November 13, 1992 on a gift transfer basis in blocks of 1,000 shares to a total of 300 individuals, primarily "accredited investors". At the same time, the organizer of the Company received 5,425,000 shares and 275,000 shares were issued for $100 in exchange of services. In 1996, 100,000 shares were issued for $5,000.


3.   RELATED PARTY TRANSACTIONS

The Company has no resources and all expenses to maintain itself as a corporation have been advanced by its President in the form of loans payable.

4.   INCOME TAXES

The Company has no provision for taxes as they have a net operating loss of $91,457 that expires in varying times through the year 2019. No deferred asset has been recorded, as the possibility of benefitting from the net operating loss is dependent on the Company achieving profitable operations.

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

     Presently, the Company is not in a position to meet its cash requirements for the remainder of its fiscal year or for the next 12 months. The Company does not generate any cash revenue or receive any type of cash flow. From inception to the end of the period reported in this Form 10-QSB Quarterly Report, Mr. Bylsma, the Company's sole officer and director, has made loans to the Company on a need be basis in the form of promissory notes in the approximate amount of $26,357. The promissory notes bear simple interest at prime plus 2%. In 1996, the balance due on the promissory notes was reduced by $5,000 pursuant to a sale of the Company's Common Stock. The Company's operating costs, which includes professional fees and costs related to a Business Combination, are likely to approximate $10,000 to $20,000 during
the next 12 months.   It is likely that a Business Combination
might not occur during the next 12 months. In the event the Company cannot meet its operating costs prior to the effectuation of a Business Combination, the Company may cease operations and a Business Combination may not occur.

     The Company has identified a Target Business to effectuate a Business Combination with, and Mr. Bylsma, the Company's sole officer, director and affiliate shareholder, along with certain other shareholders have entered into a binding agreement for the sale of their own shares of Company stock to a third party who controls the Target Business, and the Company's board of directors has approved this control share transaction. The date set for closing of this transaction is on or about December 2, 1999, but it is likely to be delayed until about December 12, 1999 in order to comply with applicable state and federal regulations. No assurance can be made that this transaction will occur; and if it does, no prediction can be made as to how this transaction will affect the Company and its shareholders. As a result, the Company is unable predict its cash requirements subsequent to any Business Combination.

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

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     The Company has identified a Target Business to effectuate a Business Combination with, and Mr. Bylsma, the Company's sole officer, director and affiliate shareholder, along with certain other shareholders have entered into a binding agreement for the sale of their own shares of Company stock to a third party who controls the Target Business, and the Company's board of directors has approved this control share transaction. The date set for closing of this transaction is on or about December 2, 1999, but it is likely to be delayed until about December 12, 1999 in order to comply with applicable state and federal regulations. No assurance can be made that this transaction will occur; and if it does, no prediction can be made as to how this transaction will affect the Company and its shareholders.

     On November 22, 1999, the Company filed an Information Statement with the U.S. Securities and Exchange Commission pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder with respect to the above transaction. On or about November 29, 1999, this Information Statement was mailed to Company shareholders. The Information statement more fully describes the transaction, and Company shareholders are urged to review it in order to more fully understand the transaction.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Financial Data Schedule.
     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INNOVATIVE TECHNOLOGY SYSTEMS, INC.,
                             Registrant



Date: November 29, 1999      /s/ John Bylsma
                             John Bylsma, Director, President,
                             Secretary & Treasurer