Form 10QSB
period 1999-03-31
INNOVATIVE TECHNOLOGY SYSTEMS INC/FL
filed 2000-03-21
CIK 1085115

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ---- to ----

                 Commission File number 0-25947

           Stanfield Educational Alternatives, Inc.
           ---------------------------------------
            (Exact name of small business issuer as
                   specified in its charter)

            Florida                                     65-0386286
     -----------------------                           ------------
 (State of other jurisdiction of                      (IRS Employer
incorporation or organization)                      Identification No.)

                   1119 7th Avenue, Vero Beach, FL 32960
                  ---------------------------------------
                 (Address of principal executive offices)

                         561-562-7389
                      ------------------
                  (Issuer's telephone number)

Innovative Technology Systems, Inc.,131 Egret Drive, Jupiter, Florida 33458 (Former name, former address, and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days.   Yes _X_    No ___

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
     common equity, as of the latest practicable date:   As of March 10, 2000,
     there were 6,100,000 shares of common stock, no par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

     Form 10-QSB Index
     March 31, 1999
                                                                         Page

Part I: Financial Information ...........................................

     Item 1. Financial Statements........................................  2

          Condensed Balance Sheet (Unaudited) ...........................F-1

          Condensed Statement of Operations (Unaudited) .................F-2

          Condensed Statements of Cash Flow (Unaudited)..................F-3

          Notes to Financial Statements..................................F-4

     Item 2. Management's Discussion and Analysis or Plan of Operation ..  3

Part II:   Other Information.............................................  4

     Item 1.    Legal Proceedings........................................  4

     Item 2.    Changes in Securities....................................  4

     Item 3.    Defaults Upon Senior Securities..........................  4

     Item 4.    Submission of Matters to a Vote of Security Holders......  4

     Item 5.    Other Information........................................  4

     Item 6.    Exhibits and Reports on Form 8-K ........................  4

Signatures...............................................................  4

                               PART I
                       FINANCIAL INFORMATION


Item 1.  Financial Statements

                      INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                        (a development stage company)
                          CONDENSED BALANCE SHEET
                                (Unaudited)



                                        March 31                 December 31
                                          1999                      1998
                                          ----                      ----
                                       (Unaudited)                    *
ASSETS

Current assets:
 Cash                                   $           -         $           -
                                        =============         =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
  Loans payable related party           $     12,210          $       8,710
                                        ------------          -------------

Stockholders' deficit:
 Common stock                                 65,100                 65,100
 Deficit accumulated during the
 development stage                         (  77,310)             (  73,810)
                                        ------------          -------------

   Total stockholders' deficit             (  12,210)             (   8,710)
                                        ------------          -------------


                                        $           -         $           -
                                        =============         =============



*  Condensed from audited financial statements.

See accompanying notes

                     INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                       (a development stage company)
                     CONDENSED STATEMENT OF OPERATIONS
                              (Unaudited)


                                                                Nov. 13, 1992
                                                                 (inception)

                                     Quarter Ended Mar. 31        To Mar. 31
                                   ---------------------------
                                        1999        1998              1999
                                        ----        ----              ----
Sales, net                           $      -     $      -         $      -
                                     --------     --------         --------

General and administrative expenses     3,500            -           74,317
                                     --------     --------         --------
                                      ( 3,500)           -          (74,317)
                                     --------     --------         --------
Other income (expense):
 Interest expense                           -            -          ( 2,993)
                                     --------     --------         --------
Net loss                             $(3,500)     $     -         $(77,310)
                                     ========     ========         ========




Net loss per share                   $  0.00      $( 0.00)
                                     ========     ========

Number of shares used in earnings
per share computation                6,100,000    6,100,000
                                     =========    =========



See accompanying notes

                       INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                         (a development stage company)
                       CONDENSED STATEMENTS OF CASH FLOW
                                 (Unaudited)


                                                                 Nov.13, 1992
                                                                  (inception)
                                        Quarter Ended Mar. 31      To Mar. 31
                                       ------------------------
                                           1999         1998          1999
                                           ----         ----          ----
Cash flows from operating activities:
 Net income                             $  (3,500)     $       -    $ (77,310)
                                        ---------      ---------    ---------
 Noncash issuance of debt for expenses      3,500              -       12,210
                                        ---------      ---------    ---------
 Noncash issuance of founder shares             -              -       57,250
                                        ---------      ---------    ---------
 Noncash compensation                           -              -        2,750
                                        ---------      ---------    ---------
Net cash provided by(used for)
for operations                                  -              -      ( 5.100)
                                        ---------      ---------    ---------
Cash flows from financing activities
 Proceeds from issuance of common stock         -              -        5,100
                                        ---------      ---------    ---------
Net increase in cash                            -              -            -
                                        ---------      ---------    ---------
Cash, beginning of period                       -              -            -
                                        ---------      ---------    ---------
Cash, end of period                     $              $            $
                                        ---------      ---------    ---------
Supplemental disclosure:
 Cash paid for interest                 $       -      $       -    $       -
                                        ---------      ---------    ---------
 Income taxes paid                      $       -      $       -    $       -
                                        ---------      ---------    ---------



  See accompanying notes

                      INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                         (a development stage company)
                         NOTES TO FINANCIAL STATEMENTS

  1.    BASIS OF PRESENTATION

  The accompanying unaudited financial statements of Innovative Technology Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

  Loss per share - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective October 1, 1997. SFAS 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. Loss per share is computed by dividing net income by the weighted average number of shares outstanding during the period. There are no potentially dilutive shares outstanding. Restatement of the prior period for this pronouncement had no effect on the loss per share amount.

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

  Recent accounting pronouncements  - In April 1998, the
  Accounting Standards Executive Committee released Statement of Position 98-5, "Reporting on the Costs of State-Up
  Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including organizational costs, be expensed as incurred. The Company has accepted early adoption of SOP 98-
  5 and expensed all start-up costs.


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


  3.    RELATED PARTY TRANSACTIONS

  The Company has no resources and all expenses to maintain itself as a corporation have been advanced by its President in the form of loans payable

  3.    INCOME TAXES

  The Company has no provision for taxes as they have a net operating loss of $77 that expires at varying times through the year 2019 No deferred asset has been recorded as the possibility of benefiting from the net operating loss is dependent on the Company achieving profitable operations.

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

     During the period covered by this Report, the Company was a development stage company conducting virtually no business operation, other than its efforts to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business ("Target Business") which desired to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. During the period covered by this Report, the Company had neither engaged in any operations nor generated any revenue. It received no cash flow. The Company could not predict to what extent its liquidity and capital resources would be diminished prior to the consummation of a Business Combination or whether its capital would be further depleted by its operating losses, if any, of the Target Business which the Company effectuated a Business Combination with. No purchase or sale of significant equipment or significant changes in the Company's number of employees occurred prior to the consummation of a Business Combination.

     During the period covered by this Report, the Company was not in a position to meet its cash requirements for the remainder of its fiscal year or for the next 12 months. The Company did not generate any cash revenue or receive any type of cash flow. From inception to the period covered by this Report, Mr. Bylsma, the Company's then sole officer and director, made loans to the Company on a need be basis in the form of promissory notes in the approximate amount of $12,210. The promissory notes bore simple interest at prime plus 2%. In 1996, the balance due on the promissory notes was reduced by $5,000 pursuant to a sale of the Company's Common Stock. The Company's operating costs, which included professional fees and costs related to a Business Combination, were expected to approximate $10,000 to $20,000 during the next 12 months.

     During the period covered by this Report, no commitments of any kind to provide additional funds to the Company subsequent to a Business Combination were made by management, other shareholders or any other third person.

                                 PART II
                            OTHER INFORMATION

Item 1.  Legal Proceedings

     Not Applicable

Item 2.  Change in Securities

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Financial Data Schedule.
     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.




                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                STANFIELD EDUCATIONAL
                                ALTERNATIVES, INC.,
                                Registrant


Date: March 20, 2000            /s/Lawrence Stanfield
                                -----------------------------
                                Lawrence Stanfield, President