Form 10KSB
period 1999-12-31
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2000-04-14
CIK 1085115

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB


(Mark One)

[X]    Annual report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934

       For the fiscal year ended December 31, 1999

[  ]   Transition report under Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from ________ to _________

                        Commission File Number: 000-25947

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)
                   Formally Innovative Technology Systems, Inc.

             FLORIDA                             65-0386286
        ------------------                     -----------------
(State or Other Jurisdiction of                 (IRS Employer
Incorporation or Organization)                Identification No.)

        1025 S. Semoran Blvd., Ste. 1093, Winter Park, FL       32792-5524
        -------------------------------------------------       ----------
        (Address of Principal Executive Offices)                (Zip Code)

                                877-732-9162
                                ------------
                        (Issuer's Telephone Number)

        Securities registered under Section 12(b) of the Exchange Act:

Title of each Class: NONE                   Name of Each Exchange on
                                            Which Registered: NONE

        Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, no par value
                        --------------------------
                             (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   [X] YES [ ]  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer is a developmental stage company, and as such has yet to generate any revenues.

As of March 22, 2000, the issuer had 7,680,876 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transition Small Business Disclosure Format (check one): YES [ ]   NO [X]

                                INDEX

PART I.
														Page
No.
---
        Item 1.         Business..........................................1
        Item 2.         Properties........................................3
        Item 3.         Legal Proceedings.................................4
        Item 4.         Submission of Matters to a Vote of Security
                        Holders...........................................4

PART II.

	Item 5.		Market for Registrant's Common Equity and Related
                        Stockholders Matters..............................4
        Item 6.         Selected Financial Data...........................4
	Item 7.		Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...............5
	Item 8.		Financial Statements and Supplementary
                        Data..............................................7
	Item 9.		Changes in Disagreements with Accountants on
                        Accounting and Financial Disclosure...............7

PART III.

	Item 10.	Directors and Executive Officers of the
                        Registrant........................................7
        Item 11.        Executive Compensation............................7
	Item 12.	Security Ownership of Certain Beneficial
                        Owners and Management.............................8
        Item 13.        Certain Relationships and Related Parties.........8

PART IV.

	Item 14.	Exhibits, Financial Statement Schedules
                        and Reports on Form 8-K...........................9

SIGNATURES

                                    PART I.
                                    -------

Item 1.		Business

        Stanfield Educational Alternatives, Inc.(formerly known as Innovative Technology Systems, Inc.) (the "Company") is presently a development stage company. Recently the company was successful in concluding the purchase of a business through an exchange of capital stock which has resulted in the Company entering into the education business.

        Prior to the purchase of the educational business by the Company, on November 11, 1999, Larry Stanfield, the majority shareholder of Stanfield Educational Alternatives, Inc. (which, as a result of a name swap with Innovative, is now known as Innovative Technology Systems, Inc.)1, entered into an agreement with John Byslma, the majority shareholder of Innovative Technologies, Inc. (which, as a result of a name swap, is now know as Stanfield Educational Alternatives, Inc.)[1] , to acquire his (Mr. Byslma's) 4,473,000 control shares of Innovative Technologies Inc. As a result of this transaction, Mr. Stanfield controls a majority of the shares of Innovative, as well as a majority of the shares of Stanfield.

        On December 10, 1999, Innovative Technology Systems, Inc. entered into an agreement with the majority shareholders of Stanfield Educational Alternatives, Inc. to purchase one hundred (100%) percent of the issued and outstanding shares in a tax-free exchange of shares. The share agreement allowed Stanfield Educational Alternatives' shareholders to receive 1 share of Innovative Technology Systems, Inc. common stock in exchange for 2 shares of Stanfield's common stock. A copy of this agreement has previously filed been filed with the Commission on December 16, 1999 on Form 8-K.

        Thereafter, Innovative Technology Systems, Inc. and
Stanfield Educational Systems, Inc., on January 12, 2000 concluded a name swap. Presently, Innovative is a wholly owned subsidiary of Stanfield.

        The Company is a unique, progressive educational corporation and franchisor of the Company Ed-vancement Centers, a network that provides a comprehensive range of educational and tutorial services to individuals of all ages. The Company also develops and publishes a variety of specialized educational programs including a computer global Internet educational campus in various languages. The Company's research and development division develops a variety of educational programs for children of all ages for both video and television production.

	The Company's principal and proprietary products include the Easy Reader I System (for students in grades 1-3), the Easy Reader II System (for students in grades 4-6) and the Sound Factory System (a phonics program for grades 1-9). In addition, the Company will use a variety of commercially available educational products and services to create full service educational centers that can be utilized by clients from grade school through adulthood.

____________________

[1] On January 12, 2000, Stanfield Educational Alternatives, Inc. and Innovative Technology Systems, Inc. swapped names, as is reflected in the 8-K filed simultaneously with this 10-KSB filing, which resulted in the registrant now being known as "Stanfield Educational Alternatives, Inc."

	The Company's investment in intellectual properties extends beyond programs, services and textbooks to the proprietary characters that populate them. Young students will enjoy the adventures of Jumping Monkey, Blue Fish, Funny Airplane and a host of other copyrighted and trademarked characters.

	The Company continually conducts research and development of new products via its R&D Division. This allows the Company to offer new products as well as enhance current products.

	The K-12 education market, the primary (but by no means exclusive) focus of the Company's efforts, is the largest segment of the education industry with approximately $360 billion spent annually. Despite that size, many analysts recognize it as the most problematic for investors because there are so few investment opportunities in this highly bureaucratic and inefficient (less than $0.50 of every public school dollar is spent in the classroom) sector. Management believes increased accountability and parental involvement will create significant demand for the kind of supplemental tutoring for kids that the Company was created to deliver.

	The Company, even though it is in development stage, is based upon the two and half decades of research and development of its founder, Lawrence W. Stanfield, and has patterned its business model after the successful franchisers such as those listed in the following paragraph entitled "Competitors."
Unlike those companies, which only deliver commercially available courseware, the Company utilizes a unique, "proprietary" learning system that is child friendly and populated with copyrighted animated characters and an innovative Internet based diagnostic tool.

	It is the Company's intent to compete at the franchise level with superior products, innovative technology and an initial tight marketing focus on learning disabilities. The Company also enjoys a proprietary product that is readily adaptable to Internet delivery and is thus potentially scalable to mass audience. At the corporate level, the Company believes it can compete successful in the sale of franchises due to the enormous demand.


Marketing

	The Company utilizes a national and local marketing/advertising public relations firm. The Company has also developed its website that can be accessed at www.helpingkids.com.


Competition

        The Company's competition is a fragmented landscape from "mom and pop consultants to a handful of nationally known educational service companies. The major players are: Huntington Learning Centers, Kaplan, Kumon USA and Sylvan Learning Systems.


Government Regulation

	The sales of franchises are regulated by various state authorities as well as the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and prior approval of the franchise-offering document. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of a franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company's believes its franchising operations will not be materially adversely affected by such existing regulation, the Company cannot predict the effect of any future legislation or regulation.


Trademarks and Copyrights

	The Company has applied for federal trademark registration for the following items:
                *       Stanfield Educational Alternatives, Inc.
                *       Stanfield Ed-vancement Centers
                *       Company logo with name
                *       Stanfield Interactive Database
                *       SID
                *       Easy Reader System I
                *       Easy Reader System II
                *       Sound Factory System
                *       Jumping Monkey
                *       Blue Fish
                *       Funny Airplane
                *       Bookworm

In addition, the Company has applied for copyright protection for all 71 of its characters that are utilized throughout the proprietary, educational materials.


Employees

	As of December 31, 1999, the Company had six employees.
All employees were considered full-time and none are represented by a union. The Company believes its relationship with its employees to be good.


Environmental Laws

	The Company is in compliance with all environmental laws.
Future compliance with environmental laws is not expected to have a material effect on the business.


Item 2.		Properties

	The Company leases all its facilities for administrative office space and Ed-vancement Centers. The Company currently has three leased properties in the State of Florida:
Jacksonville (site of the first Ed-vancement Center), Orlando (corporate offices) and Vero Beach (research and development offices).

Item 3.  Legal Proceedings

         As of December 31, 1999, the Company is not aware of any legal proceeding pending against it.


Item 4.  Submission of Matters to a Vote of Security Holders

         During the year, no issues were submitted to a vote of security holders.[2]



                                   PART II
                                   -------

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

         The Company has submitted all required filings to the NASD for listing of its securities on the NASD Over-the-Counter
Bulletin Board interdealer trading system. The Company's trading symbol will be IVYY. No dividends were declared on the Company's common stock during the year ended December 31, 1999, and the Company does not anticipate paying dividends in the future.

	The Company has authorized the issuance of 50,000,000 shares of common stock. The Company entered into an agreement with the majority shareholders of Stanfield Educational Alternatives, Inc. (prior to the name change) to purchase all issued and outstanding shares through a tax-free share exchange. The Agreement provided for Stanfield Educational Alternatives, Inc. shareholders to receive 1 share of Innovative Technology's common stock in exchange for 2 shares of Stanfield Educational common stock. This resulted in an additional issuance of 755,000 shares of Innovative Technology Systems, Inc. common stock. As of December 31, 1999 there were 6,855,000 shares of the Innovative Technology Systems, Inc. common stock outstanding (as a result of the name change, as set forth herein, these shares are now Stanfield Educational Alternatives, Inc. shares).


Item 6. Selected Financial Data

	The selected financial data for the year ended December 31, 1999, is derived from Innovative Technology Systems, Inc.
financial statements which have been audited by Tedder, James, Worden and Associates, P.A. The financial data should be read in conjuncture with the historical Financial Statements and Notes thereto.

____________________

[2]     As the result of a subsequent event, on January 7, 2000, the shareholders voted to change the name of the Company from Innovative Technology Systems, Inc. to Stanfield Educational
Systems, Inc.

Statement of Operations Data:
        Revenues                                        $        0
	Operating Expenses:
                Personnel Expenses                         131,822
		General and Administrative Costs
                                                            99,446
                                                        ----------
        Operating Loss                                  $  231,268

        Depreciation Expense                                 1,096
        Interest Expense                                     1,604
        Income Taxes                                             0
                                                        ----------
                Net Loss                                $  233,968

        Loss Per Diluted Share                          $    0.038
                                                        ----------

Balance Sheet Data (at period end):
        Cash and Cash Equivalents                       $   31,363
        Prepaid Expenses                                     1,673
        Property and Equipment (net)                        82,422
        Other Assets (net)                                 399,134
                                                        ----------
                Total Assets                            $  514,592
                                                        ----------

        Liabilities (current and long-term) (See 1)     $  505,526
        Stockholders' Equity                                 9,066
                                                        ----------
		Total Liabilities and
                 Stockholder's Equity                   $  514,592
                                                        ----------

(1) This amount includes a note due to The National Children's Research Foundation in the amount of $443,600 payable in the Company's shares. This note was derived from the Company's purchase of The National Children's Reading Foundation's intellectual properties and certain fixed assets.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                         FORWARD LOOKING STATEMENTS

         All statements contained herein that are not historical facts, including but not limited to, statements regarding the anticipated impact of future capital requirements and future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: amount of revenues earned by the Company's tutorial and teacher training operations; the availability of sufficient capital to finance the Company's business plan on terms of satisfactory to the Company; general business and economic locations; and other risk factors described in the Company's reports filed from time to time with the Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

	During the past year, the Company's focus was to find a suitable partner to effect a business combination. This was realized with the share exchange of Stanfield Educational Alternatives, Inc. on December 10, 1999. The Company's focus in the Year 2000 will be to develop and utilize the Company's proprietary products by opening corporate Ed-vancement Centers and the sale of franchised Ed-vancement Centers.

	The classic "big investment opportunity" is a company that has a solution to a problem. The more significant the problem, the larger the investment potential and this is an enormous problem as of today. The United States currently spends $740 billion per year on education, more than we spend on national defense, yet:
        * 43% of our forth graders cannot pass a basic reading test;
        * Nearly half of all high school graduates have not mastered seventh grade arithmetic;
        * Approximately 50% of all students entering the California State University system are not ready for college level English and math; and
        * 42 million adults in this nation are functionally illiterate.
In the U.S. knowledge-based economy, there is no bigger problem than the need for a better-educated populace, yet surprisingly, there are few vehicles for investors to participate in this potential. Against this backdrop is a new work culture of a lifetime of learning, representing a huge secular trend of workers perusing what are in effect forty-year degrees rather than four-year degrees of their parents. Education remains a fragmented landscape with lots of vendors and no dominant players, which in turn creates opportunities for branding, consolidation and economies of scale.

	The Company was formed to commercially provide an alternative learning environment utilizing pioneering work in the field of educating children and adults, especially those with learning disabilities, by Lawrence W. Stanfield, MS. Using proprietary courseware and an innovative Internet based diagnostic system called "SID," the Company has developed a uniform tutoring model that can be used anywhere in the world. More importantly, it is a model that has raised the reading comprehension of seventy-five percent of students by two grade levels in thirty-six hours of instruction and it is a model that can be adapted to emerging distance learning technologies such as the Internet.

	The Company is in the business of providing educational services using a combination of proprietary and commercially available materials to offer the widest possible range of tutorial services. The Company has elected to build corporate owned centers in the State of Florida and franchise centers elsewhere, as the fastest, most cost effective method of growing the business. The Company is scheduled to open its first corporate Ed-vancement Center on April 24, 2000 in Jacksonville, Florida with two additional corporate Centers to be opened by the end of the Year 2000. In addition, the Company plans to sell 25 franchises by the end of Year 2000.
	Revenue generators for the Company include:
        * Operating income from corporate owned Ed-vancement centers (includes revenue generated from tutorial, computer, test preparation such as SAT or GMAT, HomeWorkshop and "one-to-one" counseling fees);
        *       Franchise fees from the sale of franchises;
        * Royalty fees of nine percent of gross revenues generated from franchised Centers;
        * Transaction fees for accessing Internet diagnostic tool and CBT courses;
        *        Merchandising of proprietary characters; and
        * Video and books sales derived from proprietary characters and information.

Item 8.		Financial Statements and Supplementary Data

                                  PART F/S

        The Company's financial statements for the year ending 1999 has been examined to the extent indicated in their reports by Tedder, James, Worden and Associates, P.A., independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein. The financial statements follow this Form 10-KSB, and are included as Exhibits, hereto.

Item 9.  Changes in Disagreements with Accountants on
Accounting and Financial Disclosure

	The Company has no disagreements with the accountants pertaining to any accounting or financial disclosures.



PART III

Item 10. Directors and Executive Officers of the Registrant

         Chief Executive Officer - Lawrence W. Stanfield, MS (54)

         Lawrence W. Stanfield, MS, is the Company's founder and creator of the instructional materials and methodologies that are the heart of the Company. Mr. Stanfield has been a leader in the educational industry for over three decades. Prior to his current position, Mr. Stanfield was the President of The National Children's Reading Foundation (a not-for-profit tutorial center) for the past five years.

Item 11. Executive Compensation

         The following table sets forth the compensation received by officers.



------------------------------------------------------------------------------------------------------------------
                                                   SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                     Long-Term Compensation
                               ---------------------------------------    --------------------------
                               Annual Compensation                           Awards         Payouts
                               -------------------                           ----------------------
  (a)                 (b)       (c)          (d)         (e)               (f)          (g)     (h)      (i)
Name and                                                Other           Restricted  Securities             All
Principal                                               Annual          Stock       Underlying  LTIP       Other
Position              Year     Salary       Bonus(2)    Compensation    Awards      Options     Payouts    Compensation
------------------------------------------------------------------------------------------------------------------

Lawrence W.           1999     $ 66,000     -0-         -0-             -0-         -0-         -0-        -0-
Stanfield, C.E.O.     1998     $ -0-        -0-         -0-             -0-         -0-         -0-        -0-
(since 1/15/93)       1997     $ -0-        -0-         -0-             -0-         -0-         -0-        -0-
Persons (1)(2)
------------------------------------------------------------------------------------------------------------------


        The Company plans to form a Compensation Committee, which will be responsible for compiling suitable compensation for current and future officers that will be employed by the Company.

	On January 1, 2000, the Company hired William K. Price (36) as Executive Vice President and Chief Operating Officer. Mr.
Price brings expertise in operations that include planning and execution of investor/consumer campaigns designed to build a stable and broad base for publicly traded companies. Mr. Price was formally President of Rainbow Communications, a subsidiary of a publicly held national PR/investor relations company. Mr. Price had been serving this role as a consultant prior to accepting this position as an employee of the Company. Mr.
Price's annual compensation is $66,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management


Table 1. Security Ownership of Certain Beneficial Owners
         -----------------------------------------------


   (1)            (2)                       (3)           (4)
                 Name of             Amount and Nature   Percent
Title of       Beneficial              of Beneficial       of
 Class           Owner                   Ownership       Class(1)
--------       ----------            -----------------   --------
Common Stock   None                  None                None




Table 2.  Security Ownership of Management
          --------------------------------


                 Name of              Amount and Nature   Percent
Title of       Beneficial                of Beneficial      of
 Class           Owner                     Ownership       Class(1)
--------       ----------              -----------------   --------

Common Stock   Lawrence W. Stanfield   3,870,000           50%




Item 13. Certain Relations and Related Parties

         The President and principal stockholder and certain employees have made advances to the Company. The advances are non-interest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying balance sheet stated set forth under
Item 8 herein.

         On December 30, 1999, the Company entered into an agreement with The National Children's Reading Foundation to purchase intellectual properties and certain fixed assets at fair market value. Lawrence W. Stanfield, CEO and President of the Company, is the sole shareholder of The National Children's Reading
Foundation.

                                PART IV
                                -------


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


ITEMS 1 AND 2.	INDEX TO AND DESCRIPTION OF EXHIBITS

(a)  EXHIBIT No.              EXHIBIT NAME
----------------              ------------
3(i)                          Certificate of Incorporation [3]

3(ii)                         Bylaws [3]

(b)  Reports on Form 8-K
------------------------

         The Company, on December 16, 1999 filed on form 8-K information, pursuant to Item 1, "Changes in Control of Registrant" and Item 2, "Acquisition or Disposition of Assets" supplying the required information pursuant to the Act. These Changes have been reflected in this Form 10-KSB filing.

        The Company on January 24, 2000 filed on form 8-K information, pursuant to Item 5., "Other Events" supplying the required inforamtion regarding the Company's name change and adoption of amended and restated articles of incorporation. In addition, the Company filed information, pursuant to Item 7., "Financial Statements and Exhibits" relating to the Share Exchange between the Registrant and Stanfield Educational Alternatives, Inc. wherein the Registrant acquired all of the outstanding shares of Stanfield Educational Alternatives, Inc. These changes have been reflected in this Form 10-KSB filing.



Index to Financial Statements

Independent Auditors' Report ..........................................1
1999 Balance Sheets....................................................2
1999 Statements of Operations..........................................3
1999 Statements of Stockholder's Equity................................4
1999 Statement of Cash Flows...........................................5
Notes to Financial Statements..........................................6




                                 SIGNATURES
                                 ----------

            Innovative Technology Systems, Inc.

            By /s/  Lawrence W. Stanfield
                    - - - - - - - - - - - - - - - - - - - - - - -
                    Lawrence W. Stanfield, Chief Executive Officer

            Date:   April 12, 2000


____________________

[3]    Previously filed as an exhibit to our registration statement of
Form 10-SB, (the "Registration Statement") which was originally filed on May 3, 1999, and incorporated herein by reference.

                                          Financial Statements
                             (With Independendent Auditors' Report Thereon)


                                        INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                                           (A Development Stage Company)


                                                        December 31, 1999

                      INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                        (A Development Stage Company)


                                Table of Contents





Independent Auditors' Report............................................1

Financial Statements:

                Balance Sheet...........................................2

                Statement of Operations.................................3

                Statement of Stockholders' Equity.......................4

                Statement of Cash Flows.................................5

Notes to Financial Statements...........................................6

                        Independent Auditors' Report
                        ----------------------------


The Stockholders and Board of Directors
Innovative Technology Systems, Inc.:

We have audited the accompanying balance sheet of Innovative Technology Systems, Inc. (a development stage company) as of December 31, 1999 and the related statement of operations, stockholders' equity and cash flows for the period March 23, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Technology
Systems, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the period March 23, 1999 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Innovative Technology Systems, Inc. will continue as a going concern. As discussed in notes 1 and 9 to the consolidated financial statements, the Company's net loss during the development period and the need to obtain substantial additional funding to complete its development, raises substantial doubt about the entity's ability to continue as a going concern. Management's plans and intentions with regard to these matters are discussed in note 9.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Tedder, James, Worden & Associates, P.A.


January 26, 2000
Orlando, Florida

                     INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                       (A Development Stage Company)

                                Balance Sheet

                              December 31, 1999


                                    Assets
                                    ------
Current assets:
   Cash                                            $  31,363
   Prepaid expenses                                    1,673
                                                   ---------

        Total current assets                       $  33,036

Property and equipment, net                           82,422


Other assets                                         399,134
                                                   ---------

        Total assets                               $ 514,592
                                                   =========

                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current liabilities:
   Accounts payable                                $  22,000
   Accrued expenses                                   26,228
   Due to related parties                            443,600
   Notes payable                                      13,698
                                                   ---------

        Total current liabilities                  $ 505,526
                                                   =========

Stockholders' equity:
   Common stock                                    $ 243,034
   Accumulated deficit                              (233,968)
                                                   ---------

        Total stockholders' equity                 $   9,066
                                                   ---------

        Total liabilities and stockholders' equity $ 514,592
                                                   =========

 See accompanying notes to financial statements.

                     INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                       (A Development Stage Company)

                         Statement of Operations

      For the period March 23, 1999 (inception) to December 31, 1999



Operating expenses                              $       232,364

Other expenses:
        Interest expenses                                 1,604
                                                ---------------
                Total expenses                          233,968
                                                ---------------
                Net loss                        $       233,968
                                                ===============

Basic EPS:
        Net loss per common share               $         0.038
                                                ===============

See accompanying notes to financial statements.

                     INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                       (A Development Stage Company)

                     Statement of Stockholders' Equity



       For the period March 23, 1999 (inception) to December 31, 1999


                                                  Common stock             Additional         Accumulated
                                                ---------------
                                               Shares         Amount       Paid in Capital     deficit       Total
                                           ------------    -----------     -----------------   ---------    ----------

Balance, March 23, 1999 (inception)                   -    $        -                  -              -             -

Issuance of stock                             1,510,000         1,510            241,524              -        243,034

Shares issued to reflect recapitalization
of reverse acquisition                        5,345,000       241,524           (241,524)             -             -

Net loss                                              -             -                  -       (233,968)     (233,968)
                                           ------------    -----------     -----------------   ---------    ----------

Balances, at December 31, 1999                6,855,000    $  243,034                  -       (233,968)        9,066
                                           ============    ===========     =================   =========    ==========



See accompanying notes to financial statements.

                     INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                       (A Development Stage Company)

                          Statement of Cash Flow

       For the period March 23, 1999 (inception) to December 31, 1999

Cash flows from operating activities:
   Net loss                                                $  (233,968)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Depreciation & amortization                             1,096
         Cash provided by changes in:
            Prepaid expenses                                    (1,673)
            Accounts payable                                    22,000
            Accrued expenses                                    26,228
            Due to related parties                              44,247
                                                           -----------

               Net cash used by operating activities       $  (142,070)

Cash flows from investing activities:
   Acquisitions of property and equipment                  $   (83,299)

Cash flows from financing activities:
   Proceeds from the issuance of capital stock             $   243,034
   Proceeds from the issuance of notes payable                  13,698
                                                           -----------

      Net increase in financing activities                 $   256,732
                                                           ===========

      Net increase in cash and cash
         equivalents                                            31,363
Cash and cash equivalents - beginning of period                      -
                                                           -----------

Cash and cash equivalents - end of period                  $    31,363
                                                           ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $       590
                                                           ===========

Non-cash activity:
   Purchase of other assets from related parties           $   399,353
                                                           ===========


See accompanying notes to financial statments.

                      INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                        (A Development Stage Company)

                        Notes to Financial Statements

                              December 31, 1999



(1) Summary of Significant Business and Accounting Policies

    (a) Organization

        In December 1999, Innovative Technology Systems, Inc. (the "Company") authorized and entered into an agreement effecting a tax-free exchange in a reorganization pursuant to IRS Code 368(a)(1)(A). Pursuant to the agreement, the Company exchanged one share of its previously authorized but unissued shares of no par common stock in exchange for two shares of Stanfield Educational Alternatives, Inc. ("Stanfield") common stock. In accordance with the agreement, the Company acquired all of the issued and outstanding shares of Stanfield in exchange for shares of the Company. For accounting purposes, the acquisition has been treated as an acquisition of Innovative Technology Systems, Inc. by Stanfield and as a recapitilization ("Reverse Acquisition") of Stanfield. The financial statements are those of Stanfield. Pro forma information is not presented, since the combination is a recapitilization rather than a business combination.

        The Company is a unique, progressive educational corporation and franchiser of the Stanfield Ed-vancement centers, a network that provides a comprehensive range of educational and tutorial services to individuals of all ages. The Company also develops and publishes a variety of specialized educational programs including a computer global internet educational campus in various languages. The Company's research and development division develops a variety of educational programs for children of all ages for both video and television production.

        The Company is in its development stage and needs substantial additional capital to complete its development and to reach an operating stage. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and therefore, will recover the reported amount of its assts and satisfy its liabilities on a timely basis in the normal course of its operations. See note 9 to the financial statements for a discussion of management's plans and intentions.

    (b) Property and Equipment

        Property and equipment are stated at cost. Depreciation for financial statement purposes is computed using the straight-line method over the estimated useful lives of the individual assets, which range from 3 to 5 years.

        The Company has reviewed its long-lived assets and intangibles for impairment and has determined that no adjustment to the carrying value of long-lived assets is required.

                      INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                        (A Development Stage Company)

                        Notes to Financial Statements

                              December 31, 1999


(1) Summary of Significant Business and Accounting Policies, Continued

    (c) Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    (d) Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    (e) Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets resulting principally from operating losses have not been recognized.

    (f) Loss Per Share

        Loss per share amounts are based on the weighted average shares outstanding of 6,143,438 for the period ended December 31, 1999.

                      INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                        (A Development Stage Company)

                        Notes to Financial Statements

                              December 31, 1999


(1) Summary of Significant Business and Accounting Policies, Continued

    (g) Comprehensive Income

        In June 1997, the Financial Accounting Standards board 9FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 in the current year; however, there were no changes in equity during the period exclusive of contributed capital in conjunction with the recapitilization and net loss. As such, comprehensive income for the period ended December 31, 1999, is the amount shown on the statement of operations and retained earnings as net loss.


(2) Leases

    The Company leases office and storage space under various non-cancelable operating leases with the original lease term of one year. The lease payments total $1,949 per month and total lease payments from March 23, 1999 to December 31, 1999 totaled $13,967. The leases generally provide for renewal provisions following the initial one-year term.


(3) Property and Equipment

    At December 31, 1999, property and equipment consist of the following:


                        Computer software               $     34,905
                        Computer equipment                    16,082
                        Furniture and fixtures                12,658
                        Equipment                             19,654
                                                        ------------

                                                              83,299
                        Less accumulated depreciation           (877)
                                                        ------------

                                                        $     82,422
                                                        ============

                      INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                        (A Development Stage Company)

                        Notes to Financial Statements

                              December 31, 1999


(4) Other Assets

    At December 31, 1999, other assets consist of the following:

                        Writer's consent                $          245
                        Literary properties                     15,000
                        Intellectual properties                384,108
                                                        --------------

                                                               399,353
                        Less accumulated amortization             (219)
                                                        --------------

                                                        $      399,134
                                                        --------------

    These assets were purchased from the National Children's Reading Foundation on December 30, 1999. The National Children's Reading Foundation is a not-for-profit company whose shares are held by Lawrence Stanfield, who is a substantial shareholder of Stanfield Educational Alternatives, Inc. These assets will be amortized utilizing the straight-line method over a five-year life.


(5) Notes Payable

    Notes payable consist of the following at December 31, 1999:

      Note payable of $10,424 bearing interest at 10%, in default     10,424


      Other various notes                                              3,274
                                                                   ---------

                                                                   $  13,698
                                                                   ---------

(6) Capitalization

    The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange the Company acquired all issued and outstanding shares of common stock of Stanfield in exchange for shares of the Company. For accounting purposes the transaction was treated as a recapitalization ("Reverse Acquisition"). At December 31, 1998, the Company had issued 6,855,000 shares of common stock.

                      INNOVATIVE TECHNOLOGY SYSTEMS, INC.
                        (A Development Stage Company)

                        Notes to Financial Statements

                              December 31, 1999


(7) Income Tax

    The Company has no provision for taxes as they have a net operating loss of $ 233,968 that expires in varying times through the year 2015. No deferred asset has been recorded, as the possibility of benefiting from the net operating loss is dependent on the Company achieving profitable operations.


(8) Related Party Transactions

    The president and principal stockholder and certain employees have made advances to the Company. The advances are non-interest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying balance sheet.


(9) Management Plans and Intentions (Unaudited)

    Management anticipates, through a combination of additional debt but primarily equity financing, that the Company will successfully complete the remaining research and development of its technology and determine and implement its overall marketing strategy.

    The Company is scheduled to open its first corporate Ed-vancement center on April 24th, 2000, with two additional centers projected to open in the fall of 2000. However, as of December 31, 1999, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined.

(10)Subsequent Events

    Subsequent to December 31, 1999, Innovative Technology Systems, Inc. changed its name to Stanfield Educational Alternatives, Inc.