Form 10QSB
period 2000-03-31
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2000-05-11
CIK 1085115

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934

	For the quarterly period ended March 31, 2000

[   ]	Transition report under Section 13 or 15(d) of the Securities
        Exchange Act of 1934

	For the transition period from ________ to _________

                       Commission File Number: 000-25947
                                               ---------

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    ----------------------------------------
                 (Name of Small Business Issuer in its Charter)

            FLORIDA                                          65-0386286
            -------                                          ----------
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                            Identification No.)

      1025 S. Semoran Blvd., Ste. 1093, Winter Park, FL    32792-5524
      ---------------------------------------------------------------
      (Address of Principal Executive Offices)             (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-QSB.  [   ]

The issuer is a developmental stage company, and as such has yet to generate any revenues.

As of April 19, 2000, the issuer had 7,680,002 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transition Small Business Disclosure Format (check one): YES [ ]   NO [X]

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                          Form 10-QSB Index
                            March 31, 2000



                                                                     Page
                                                                     ----

PART I:   Financial Information . . . . . . . . . . . . . . . . .      3
Item 1.   Financial Statements. . . . . . . . . . . . . . . . . .      3
          Condensed Balance Sheet (Unaudited) . . . . . . . . . .      3
          Condensed Statement of Operations (Unaudited) . . . . .      4
          Condensed Statements of Cash Flows (Unaudited). . . . .      5
          Notes to Financial Statements . . . . . . . . . . . . .      6

Item 2.   Management's Discussion and Analysis or
          Plan of Operation . . . . . . . . . . . . . . . . . . .      9

PART II:  Other Information . . . . . . . . . . . . . . . . . . .      10
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . .      10
Item 4.   Change in Securities. . . . . . . . . . . . . . . . . .      10
Item 5.   Defaults Upon Senior Securities . . . . . . . . . . . .      11
Item 6.   Submission of Matters to a Vote of Security Holders . .      11
Item 7.   Other Information . . . . . . . . . . . . . . . . . . .      11
Item 8.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .      11

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

                     PART I. - FINANCIAL INFORMATION
                     -------------------------------

Item 1.  Financial Statements


                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                     (a development stage company)
                        CONDENSED BALANCE SHEET
                             (Unaudited)

                                                               March 31, 2000
                                                               --------------
ASSETS:
  Current Assets:
    Cash                                                       $        6,262
    Other Current Assets                                                4,161
                                                               --------------
                Total Current Assets                           $       10,423

    Property and Equipment (net)                                      117,085
    Intangible Assets (net)                                           379,166
                                                               --------------
                Total Assets                                   $      506,674
                                                               --------------
LIABILITIES & STOCKHOLDER'S EQUITY:
    Current Liabilities:
      Due to Related Parties                                   $      425,266
      Other Current Liabilities                                        77,056
                                                               --------------
                Total Current Liabilities                      $      502,322
                                                               --------------
      Stockholder's Equity:
        Common Stock                                           $      426,484
        Accumulated Deficit                                          (419,132)
                                                               --------------
                Total Stockholder's Equity                     $        4,352
                                                               --------------
        Total Liabilities and Stockholder's Equity             $      506,674
                                                               --------------






See accompanying notes.

                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (a development stage company)
                     CONDENSED STATEMENT OF OPERATIONS
                                (Unaudited)

                                                              Cumulative for
                                                              the period from
                                                              March 23, 1999
                                                              (inception) thru
                                            March 31, 2000    March 31, 2000
                                            --------------    ----------------

Operating Expenses                          $      184,142    $        416,506

Other Expenses:
  Interest Expense                                   1,022               2,626
                                            --------------    ----------------
Net Loss                                    $      185,164    $        419,132
                                            --------------    ----------------

Basic EPS:
  Net Loss Per Common Share                 $        0.026
                                            --------------




See accompanying notes.

                     STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             Cumulative for
                                                                             the period from
                                                                             March 23, 1999
                                                                             (inception) thru
                                                           March 31, 2000    March 31, 2000
                                                           --------------    ----------------

Cash Flows From Operating Activities:
  Net Loss                                                 $    (185,164)    $     (419,132)
  Adjustments to Reconcile Net Loss to Net Cash
    Used by Operating Activities:
    Depreciation and Amortization                                 25,529             26,625
    Increase/(Decrease) in cash caused by changes in:
      Other Current Assets                                        (2,488)            (4,161)
      Other Current Liabilities                                   (3,204)            77,056
                                                           -------------     --------------
        Net Cash Used by Operating Activities              $    (165,327)    $     (319,612)
                                                           -------------     --------------

Cash Flows Used in Investing Activities:
  Acquisitions of Property and Equipment                   $     (40,224)    $     (123,523)
                                                           -------------     --------------
Cash Flows From Financing Activities:
  Proceeds From Issuance of Capital Stock                  $     180,450     $      423,484
  Proceeds From Issuance of Notes Payable                              0             25,913
                                                           -------------     --------------
          Net Increase in Financing Activities             $     180,450     $      449,397
                                                           -------------     --------------

Net Increase/(Decrease) in Cash and Cash Equivalents       $     (25,101)    $        6,262
Cash and Cash Equivalents - Beginning of Period                   31,363                  -
                                                           -------------     --------------
  Cash and Cash Equivalents - End of Period                $       6,262     $        6,262
                                                           -------------     --------------
Supplemental Disclosure of Cash Flow Information:
  Cash Paid For Interest                                   $       1,022     $        1,612
                                                           -------------     --------------
Non-cash Activity:
  Purchase of Assets From Related Parties                  $           0     $      399,353
                                                           -------------     --------------




See accompanying notes.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (a development stage company)
                     NOTES TO FINANCIAL STATEMENTS


(1)	Summary of Significant Business and Accounting Policies

        (a)   Basis of Presentation

              The accompanying unaudited, condensed financial statements of Stanfield Educational Alternatives, Inc. (the "Company") have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flow in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for this three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

        (b)   Organization

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

              The Company is in its development stage and needs substantial additional capital to complete its development and to reach an operating stage. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and therefore, will recover the reported amount of its assets and satisfy its liabilities on a timely basis in the normal course of its operations. See note 9 to the financial statements for a discussion of management's plans and intentions.

        (c)   Use of Estimates

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

        (d)   Income Taxes

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

        (e)   Loss Per Share

              Loss per share amounts are based on the weighted average shares outstanding of 7,266,007 for the period ended March 31, 2000.


(2)	Property and Equipment

	At March 31, 2000, property and equipment consist of the following:

                Computer Software                     $     37,406
                Computer Equipment                          32,988
                Furniture & Fixtures                        33,476
                Equipment                                   19,653
                                                      ------------
                  Total Property and Equipment        $    123,523

                Less Accumulated Depreciation                6,438
                                                      ------------
                  Net Property and Equipment          $    117,085
                                                      ------------

(3)	Intangible Assets

	At March 31, 2000, intangible assets consist of the following:

                Writer's Consent                      $          245
                Literary Properties                           15,000
                Intellectual Properties                      384,108
                                                      --------------
                   Total Other Assets                 $      399,353

                Less Accumulated Amortization                 20,187
                                                      --------------
                    Net Other Assets                  $      379,166
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


(4)	Capitalization

        The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange the Company acquired all issued and outstanding shares of common stock of Stanfield in exchange for shares of the Company. For accounting purposes the transaction was treated as a recapitalization ("Reverse Acquisition"). At March 31, 2000, the Company had issued 7,688,502 shares of common stock.


(5)	Income Tax

        The Company has no provision for taxes as they have a net operating loss of approximately $419,132 that expires in varying times through the year 2016. No deferred asset has been recorded, as the possibility of benefiting from the net operating loss is dependent on the Company achieving profitable operations.


(6)	Related Party Transactions

        The president and principal stockholder and certain employees have made advances to the Company. The advances are non-interest bearing and were made principally for working capital purposes. These advances are included in accounts payable in the condensed balance sheet.


(7)	Management Plans and Intentions

        Management anticipates, through a combination of additional debt but primarily equity financing, that the Company will successfully complete the remaining research and development of its technology and determine and implement its overall marketing strategy.

        The Company opened its first corporate Ed-vancement center on April 24th, 2000, and plans to open two additional centers in the fall of 2000. However, as of March 31, 2000, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined.


(10)    Subsequent Events

        Subsequent to March 31, 2000, Innovative Technology Systems, Inc. changed its name to Stanfield Educational Alternatives, Inc.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


                      FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains forward-looking statements. All statements contained herein that are not historical facts, including but not limited to, statements regarding the anticipated impact of future capital requirements and future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially.
Among the factors that could cause actual results to differ materially are the following: amount of revenues earned by the Company's tutorial and teacher training operations; the availability of sufficient capital to finance the Company's business plan on terms of satisfactory to the Company; general business and economic locations; and other risk factors described in the Company's reports filed from time to time with the Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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



                       PART II - OTHER INFORMATION
                       ---------------------------

Item 3.   Legal Proceedings

     As of March 31, 2000, the Company is not aware of any legal proceeding pending against it.



Item 4.   Change in Securities

     No change in securities occurred during the quarter ended March
31, 2000.

Item 5.   Defaults Upon Senior Securities

     No defaults upon senior securities occurred during the quarter ended March 31, 2000.


Item 6.   Submission of Matters to a Vote of Security Holders

     No issues were submitted to a vote of security holders during the quarter ended March 31, 2000.


Item 7.   Other Information

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


Item 8.   Exhibits and Reports on Form 8-K

     (a)  Financial Data Schedule.
     (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.


                            SIGNATURES
                            ----------


              Stanfield Educational Alternatives, Inc.

              By:/s/  Lawrence W. Stanfield
                 - - - - - - - - - - - - - - - - - - - - - - -
                 Lawrence W. Stanfield, Chief Executive Officer

              Date:   April 25, 2000