Form 10QSB
period 2000-06-30
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2000-08-07
CIK 1085115

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-QSB


(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

	For the quarterly period ended June 30, 2000

[ ]     Transition report under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

	For the transition period from ________ to _________

                     Commission File Number: 000-25947

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
              ----------------------------------------------
              (Name of Small Business Issuer in its Charter)

            FLORIDA			                   65-0386286
-------------------------------                       -------------------
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                        Identification No.)

1025 S. Semoran Blvd., Ste. 1093, Winter Park, FL            32792-5524
-------------------------------------------------           ------------
     (Address of Principal Executive Offices)                (Zip Code)

                                877-732-9162
                         ---------------------------
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

As of July 19, 2000, the issuer had 9,059,252 shares of common stock outstanding.

Documents incorporated by reference:   NONE

Transition Small Business Disclosure Format (check one): YES [ ]    NO [X]

                   STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                              Form 10-QSB Index
                                June 30, 2000


                                                               Page
                                                               ----

PART I:  	Financial Information . . . . . . . . . . . . . . . .  3

	Item 1. 	Financial Statements. . . . . . . . . . . . . . . . .  3
        		Condensed Balance Sheet (Unaudited). . . .  . . . . .  4
	         Condensed Statements of Operations
            (Unaudited) . . . . . . . . . . . . . . . . . . . .  5
         	Condensed Statement of Cash Flows
            April - June, 2000 (Unaudited). . . . . . . . . . .  6
          Condensed Statement of Cash Flows
            January - June, 2000 (Unaudited). . . . . . . . . .  6
          Notes to Financial Statements . . . . . . . . . . . .  7

Item 2.	  Management's Discussion and Analysis
           or Plan of Operation. . . . . . . . . . . . . . . .  10

PART II: 	Other Information. . . . . . . . . . . . . . . . . .  11

Item 3.	  Legal Proceedings. . . . . . . . . . . . . . . . . .  11
Item 4.	  Change in Securities . . . . . . . . . . . . . . . .  11
Item 5.	  Defaults Upon Senior Securities. . . . . . . . . . .  11
Item 6.  	Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . . . . . .  11
Item 7.	  Other Information. . . . . . . . . . . . . . . . . .  12
Item 8.	  Exhibits and Reports on Form 8-K . . . . . . . . . .  12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                    PART I. - FINANCIAL INFORMATION
                    -------------------------------

Item 1.		Financial Statements


                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (a development stage company)
                        CONDENSED BALANCE SHEET
                               (Unaudited)

                                                         June 30, 2000
ASSETS:
  Current Assets  :
    Cash                                                 $      2,597
    Accounts Receivables                                        4,121
    Other Current Assets                                       26,472
                                                         ------------
        Total Current Assets                             $     33,190

    Property and Equipment (net)                              249,174
    Intangible Assets (net)                                   359,199
    Other Assets                                               46,632
                                                         ------------
        Total Assets                                     $    688,195
                                                         ============
LIABILITIES & STOCKHOLDER'S EQUITY:
  Current Liabilities:
    Due to Related Parties                               $     27,435
    Other Current Liabilities                                  47,897
                                                         ------------
        Total Current Liabilities                        $     75,333
    Long-term Liabilities                                     160,714
                                                         ------------
        Total Liabilities                                $    236,047
                                                         ============
  Stockholder's Equity:
    Common Stock                                         $  1,342,536
    Accumulated Deficit                                      (890,388)
                                                         ------------
        Total Stockholder's Equity                       $    452,148
                                                         ============
        Total Liabilities and Stockholder's Equity       $    688,195
                                                         ============


See accompanying notes.

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                     (a development stage company)
                   CONDENSED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDING 6/30/00 AND 6/30/99
                              (Unaudited)


                                          June 30, 2000      June 30, 1999

Gross Revenues                            $      11,724      $           0

Operating Expenses                        $     478,673      $      80,438

Other Expenses:
  Interest Expense                                4,297                166
                                          -------------      -------------
Net Loss                                  $     471,246      $      80,604
                                          =============      =============

Basic EPS:
  Net Loss Per Common Share               $       0.061      $       0.053
                                          =============      =============
Weighted Average Shares Outstanding           7,721,695          1,510,000
                                          =============      =============




               STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (a development stage company)
                  CONDENSED STATEMENT OF OPERATIONS
     FOR THE SIX MONTHS ENDING 6/30/00 AND INCEPTION TO 6/30/99
                               (Unaudited)

                                                              March 23, 1999
                                                             (inception) thru
                                          June 30, 2000       June 30, 1999

Gross Revenues                            $      11,724      $           0

Operating Expenses                        $     662,825      $      80,552

Other Expenses:
  Interest Expense                                5,319                166
                                          -------------      -------------
Net Loss                                  $     656,420      $      80,718
                                          =============      =============

Basic EPS:
  Net Loss Per Common Share               $       0.087      $       0.054
                                          =============      =============
Weighted Average Shares Outstanding           7,511,724          1,510,000
                                          =============      =============




See accompanying notes.

                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (a development stage company)
                     CONDENSED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDING 6/30/00 AND 6/30/99
                               (Unaudited)

                                                                  June 30, 2000       June 30, 1999
Cash Flows From Operating Activities:
  Net Loss                                                        $   (471,246)       $     (80,604)
  Adjustments to Reconcile Net Loss to Net Cash
    Used by Operating Activities:
    Depreciation and Amortization                                       35,207                   40
    Stock Issued for Services                                          330,000                    0
    Increase/(Decrease) in cash caused by changes in:
        Other Assets                                                   (26,431)                (700)
        Other Liabilities                                             (408,069)              17,842
                                                                  ------------        -------------
           Net Cash Used by Operating Activities                  $   (540,539)       $     (63,422)
                                                                  ------------        -------------
Cash Flows Used in Investing Activities:
  Acquisitions of Property and Equipment                          $   (193,958)       $      (9,468)

Cash Flows From Financing Activities:
  Proceeds From Issuance of Capital Stock                         $    589,052        $      78,502
  Proceeds From Issuance of Notes Payable                              141,790                    0
                                                                  ------------        -------------
           Net Increase in Financing Activities                   $    730,842        $      78,502
                                                                  ------------        -------------

Net Increase/(Decrease) in Cash and Cash Equivalents              $     (3,655)       $       5,612
Cash and Cash Equivalents - Beginning of Period                          6,252                   75
                                                                  ------------        -------------
  Cash and Cash Equivalents - End of Period                       $      2,597        $       5,687
                                                                  ============        =============

Supplemental Disclosure of Cash Flow Information:
  Cash Paid For Interest                                          $      4,297        $         166
                                                                  ============        =============
Non-cash Activity:
  Issued 350,000 Common Shares to Retire Debt                     $    350,000        $           0
  Issued 750,000 Common Shares for Services                            330,000                    0
                                                                  ------------        -------------
         Total Non-Cash Activity                                  $    680,000        $           0
                                                                  ============        =============




See accompanying notes.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (a development stage company)
                    CONDENSED STATEMENT OF CASH FLOWS
        FOR THE SIX MONTHS ENDING 6/30/00 AND INCEPTION TO 6/30/99
                              (Unaudited)


                                                                                      March 23, 1999
                                                                                      (inception) thru
                                                                 June 30, 2000        June 30, 1999
Cash Flows From Operating Activities:
  Net Loss                                                       $    (656,420)       $     (80,718)
  Adjustments to Reconcile Net Loss to Net Cash
    Used by Operating Activities:
    Depreciation and Amortization                                       60,736                   40
    Stock Issued for Services                                          330,000                    0
    Increase/(Decrease) in cash caused by changes in:
      Other Assets                                                     (28,919)                (700)
      Other Liabilities                                               (430,194)              18,031
                                                                  ------------        -------------
         Net Cash Used by Operating Activities                    $   (724,797)       $     (63,347)
                                                                  ------------        -------------
Cash Flows Used in Investing Activities:
  Acquisitions of Property and Equipment                          $   (234,186)       $      (9,468)
                                                                  ------------        -------------
Cash Flows From Financing Activities:
  Proceeds From Issuance of Capital Stock                         $    769,502        $      78,502
  Proceeds From Issuance of Notes Payable                              160,715                    0
                                                                  ------------        -------------
         Net Increase in Financing Activities                     $    930,217        $      78,502
                                                                  ------------        -------------

Net Increase/(Decrease) in Cash and Cash Equivalents              $    (28,766)       $       5,687
Cash and Cash Equivalents - Beginning of Period                         31,363                    0
                                                                  ------------        -------------
  Cash and Cash Equivalents - End of Period                       $      2,597        $       5,687
                                                                  ============        =============
Supplemental Disclosure of Cash Flow Information:
  Cash Paid For Interest                                          $      5,319        $         166
                                                                  ============        =============
Non-cash Activity:
  Issued 350,000 Common Shares to Retire Debt                     $    350,000        $           0
  Issued 750,000 Common Shares for Services                            330,000                    0
                                                                  ------------        -------------
           Total Non-Cash Activity                                $    680,000        $           0
                                                                  ============        =============







See accompanying notes.

             STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                  (a development stage company)
                  NOTES TO FINANCIAL STATEMENTS


(1) Summary of Significant Business and Accounting Policies

(a) Basis of Presentation

    The accompanying unaudited, condensed financial statements of Stanfield Educational Alternatives, Inc. (the "Company") have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flow in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for this three-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

(e) Loss Per Share

    Loss per share amounts are based on the weighted average shares outstanding of 7,721,695 for the period ended June
    30, 2000.


(2) Property and Equipment

    At June 30, 2000, property and equipment consists of the following:

       Computer Software                       $     37,406
       Computer Equipment                            64,912
       Furniture & Fixtures                         102,626
       Equipment                                     30,166
       Costumes                                       5,750
       Learning Materials                            29,993
                                               ------------
          Total Property and Equipment         $    270,852

       Less Accumulated Depreciation                 21,678
                                               ------------
          Net Property and Equipment           $    249,174
                                               ============

(3) Intangible Assets

    At June 30, 2000, intangible assets consists of the following:

       Writer's Consent                        $       245
       Literary Properties                          15,000
       Intellectual Properties                     384,108
                                               -----------
          Total Other Assets                   $   399,353

       Less Accumulated Amortization                40,154
                                               -----------
          Net Other Assets                     $   359,199
                                               ===========

    These assets were purchased from the National Children's Reading Foundation on December 30, 1999. The National Children's Reading Foundation is a not-for-profit company whose shares are held by Lawrence Stanfield, who is a substantial shareholder of Stanfield Educational Alternatives, Inc. These assets will be amortized utilizing the straight-line method over a five-year life.


(4) Capitalization

    The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange the Company acquired all issued and outstanding shares of common stock of Stanfield in exchange for shares of the Company. For accounting purposes the transaction was treated as a recapitalization ("Reverse Acquisition"). At June 30, 2000, the Company had issued 8,541,852 shares of common stock.


(5) Income Tax

    The Company has no provision for taxes as it has a net operating loss of approximately $890,388 that expires in varying times through the year 2016. No deferred asset has been recorded, as the possibility of benefiting from the net operating loss is dependent on the Company achieving profitable operations.


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

    The Company opened its first corporate Ed-vancement center on April 24th, 2000, and plans to open additional centers.
    However, as of June 30, 2000, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined.


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

	During the past year, the Company's focus was to find a suitable partner to execute its business plan. This was realized with the share exchange of Stanfield Educational Alternatives, Inc. on December 10, 1999 with Innovative Technology Systems, Inc.. The Company's focus in the Year 2000 will be to develop and utilize the Company's proprietary products by opening corporate Ed-vancement Centers and the sale of franchised Ed-vancement Centers.

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

	The Company is in the business of providing educational services using a combination of proprietary and commercially available materials to offer the widest possible range of tutorial services. The Company has elected to build corporate owned centers in the State of Florida and franchise centers elsewhere, as the fastest, most cost effective method of growing the business. The Company has opened its first corporate Ed-vancement Center on April 24, 2000 in Jacksonville, Florida with additional corporate Centers to be opened by the end of the Year 2000. In addition, the Company plans to start selling franchises by the end of Year 2000. Revenue generators for the Company include:

        - Operating income from corporate owned Ed-vancement centers (includes revenue generated from tutorial, computer, test preparation such as SAT or GMAT, HomeWorkshop and "one-to-one" counseling fees);
        -  Franchise fees from the sale of franchises;
        - Royalty fees of nine percent of gross revenues generated from franchised Centers;
        - Transaction fees for accessing internet diagnostic tool and CBT courses;
        -  Merchandising of proprietary characters; and
        - Video and books sales derived from proprietary characters and information.



                      PART II - OTHER INFORMATION
                      ---------------------------

Item 3.   Legal Proceedings

          As of June 30, 2000, the Company is not aware of any legal proceeding pending against it.


Item 4.   Change in Securities

          No change in securities occurred during the quarter ended
June 30, 2000.


Item 5.   Defaults Upon Senior Securities

          No defaults upon senior securities occurred during the quarter ended June 30, 2000.


Item 6.   Submission of Matters to a Vote of Security Holders

          No issues were submitted to a vote of security holders during the quarter ended June 30, 2000.

Item 7.   Other Information

          None.


Item 8.   Exhibits and Reports on Form 8-K

	(a)	Financial Data Schedule.
	(b)	No reports on Form 8-K were filed during the quarter
     ended June 30, 2000.



                             SIGNATURES
                             ----------

              		Stanfield Educational Alternatives, Inc.

               	By /s/	Lawrence W. Stanfield
                   ----------------------------------------------
                   Lawrence W. Stanfield, Chief Executive Officer

              		Date:	August 4, 2000