Form 10QSB
period 2000-09-30
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2000-11-14
CIK 1085115

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000

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

As of November 6, 2000, the issuer 9,255,292 had shares of common stock outstanding.

Documents incorporated by reference:   NONE

Transition Small Business Disclosure Format (check one):  YES [ ]    NO [X]




                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                            Form 10-QSB Index
                           September 30, 2000




                                                                       Page
                                                                       ----

PART I:      Financial Information . . . . . . . . . . . . . . . . . .  3
   Item 1.   Financial Statements. . . . . . . . . . . . . . . . . . .  3
             Condensed Balance Sheet (Unaudited) . . . . . . . . . . .  3
             Condensed Statements of Operations (Unaudited) . . . . . . 4
             Condensed Statement of Cash Flows
               July-September, 2000 (Unaudited) . . . . . . . . . . . . 5      #
             Condensed Statement of Cash Flows
               January - September, 2000 (Unaudited). . . . . . . . . . 6
             Notes to Financial Statements. . . . . . . . . . . . . . . 7
   Item 2.   Management's Discussion and Analysis or
               Plan of Operation. . . . . . . . . . . . . . . . . . . . 10

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


                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (a development stage company)
                          CONDENSED BALANCE SHEET
                                (Unaudited)


                                                              Sept. 30, 2000
                                                              --------------
ASSETS:
Current Assets	:
  Cash                                                        $      2,778
  Accounts Receivables                                               8,858
  Other Current Assets                                              10,745
                                                              ------------
       Total Current Assets                                   $     22,381

  Property and Equipment (net)                                     235,649
  Intangible Assets (net)                                          339,231
  Other Assets                                                      46,632
                                                              ------------
       Total Assets                                           $    643,893
                                                              ============

LIABILITIES & STOCKHOLDER'S EQUITY:
  Current Liabilities:
     Due to Related Parties                                   $     22,492
     Other Current Liabilities                                     204,367
                                                              ------------
       Total Current Liabilities                              $    226,859
Long-term Liabilities                                              174,173
                                                              ------------
        Total Liabilities                                     $    401,032
                                                              ============

Stockholder's Equity:
  Common Stock                                                $  1,378,436
  Accumulated Deficit                                           (1,135,575)
                                                              ------------
        Total Stockholder's Equity                            $    242,861
                                                              ============
Total Liabilities and Stockholder's Equity                    $    643,893
                                                              ============




See accompanying notes.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (a development stage company)
                    CONDENSED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDING 9/30/00 AND 9/30/99
                               (Unaudited)

                                           Sept. 30, 2000       Sept. 30, 1999
                                           --------------       --------------

Gross Revenues                             $       13,255       $            0

Operating Expenses                         $      254,927       $       87,508

Other Expenses:
  Interest Expense                                  4,281                    0
                                           --------------       --------------
Net Loss                                   $      245,955       $       87,508
                                           ==============       ==============

Basic Net Loss Per Common Share            $        0.027       $        0.058
                                           ==============       ==============
Weighted Average Shares Outstanding             9,109,763            1,510,000
                                           ==============       ==============

[CAPTION]

                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (a development stage company)
                     CONDENSED STATEMENT OF OPERATIONS
         FOR THE NINE MONTHS ENDING 9/30/00 AND INCEPTION TO 9/30/99
                                (Unaudited)


                                                                March 23, 1999
                                                                (inception) thru
                                           Sept. 30, 2000       Sept. 30, 1999
                                           --------------       ---------------

Gross Revenues                             $       24,978       $            0
Operating Expenses                         $      916,984       $      168,061

Other Expenses:
        Interest Expense                            9,600                  166
                                           --------------       --------------
Net Loss                                   $      901,607       $      168,227
                                           ==============       ==============

Basic Net Loss Per Common Share            $        0.112       $        0.111
                                           ==============       ==============
Weighted Average Shares Outstanding             8,038,152            1,510,000
                                           ==============       ==============




See accompanying notes.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (a development stage company)
                    CONDENSED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDING 9/30/00 AND 9/30/99
                                (Unaudited)

                                                            Sept. 30, 2000       Sept. 30, 1999
                                                            --------------       --------------
Cash Flows From Operating Activities:
  Net Loss                                                  $     (245,955)      $      (87,508)
  Adjustments to Reconcile Net Loss to Net Cash
    Used by Operating Activities:
    Depreciation and Amortization                                   37,094                    0
    Loss on Disposal of Assets                                       3,100                    0
    Increase/(Decrease) in cash caused by changes in:
       Other Assets                                                 11,758               (1,637)
       Other Liabilities                                           140,388               14,095
                                                            --------------       --------------
         Net Cash Used by Operating Activities              $      (53,615)      $      (75,050)
                                                            --------------       --------------

Cash Flows Used in Investing Activities:
  Acquisition of Property and Equipment                     $       (6,701)      $       (2,056)
                                                            --------------       --------------

Cash Flows From Financing Activities:
  Proceeds From Issuance of Capital Stock                   $       35,900       $       73,178
  Proceeds From Issuance of Notes Payable                           38,472                    0
  Payments on Notes Payable                                        (13,875)                   0
                                                            --------------       --------------
         Net Increase in Financing Activities               $       60,497       $       73,178
                                                            --------------       --------------

Net Increase/(Decrease) in Cash and Cash Equivalents        $          181       $       (3,928)
Cash and Cash Equivalents - Beginning of Period                      2,597                5,687
                                                            --------------       --------------
  Cash and Cash Equivalents - End of Period                 $        2,778       $        1,759
                                                            ==============       ==============
Supplemental Disclosure of Cash Flow Information:
  Cash Paid For Interest                                    $        4,281       $            0
                                                            ==============       ==============





See accompanying notes.

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                     (a development stage company)
                    CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDING 9/30/00 AND INCEPTION TO 9/30/99
                              (Unaudited)

                                                                                March 23, 1999
                                                                                (inception) thru
                                                           Sept. 30, 2000       Sept. 30, 1999
                                                           --------------       ----------------
Cash Flows From Operating Activities:
  Net Loss                                                 $     (901,607)      $      (168,227)
  Adjustments to Reconcile Net Loss to Net Cash
    Used by Operating Activities:
    Depreciation and Amortization                                  97,830                    40
    Loss on Disposal of Fixed Assets                                3,100                     0
    Stock Issued for Services                                     330,000                     0
    Increase/(Decrease) in cash caused by changes in:
      Other Current Assets                                        (17,930)               (2,337)
      Other Assets                                                (46,632)                    0
      Other Liabilities                                           156,139                32,127
                                                           --------------       ---------------
               Net Cash Used by Operating Activities       $     (379,100)      $      (138,477)
                                                           --------------       ---------------

Cash Flows Used in Investing Activities:
  Acquisitions/Sale of Property and Equipment              $     (194,254)      $       (11,524)
                                                           --------------       ---------------

Cash Flows From Financing Activities:
  Proceeds From Issuance of Capital Stock                  $      804,902        $      151,680
  Decrease Due to Shareholders                                   (421,108)                    0
  Payments on Notes Payable                                       (13,198)                    0
  Proceeds From Issuance of Notes Payable                         174,173                     0
                                                           --------------       ---------------
           Net Increase in Financing Activities            $      544,769       $       151,680
                                                           --------------       ---------------

Net Increase/(Decrease) in Cash and Cash Equivalents       $      (28,585)      $         1,758
Cash and Cash Equivalents - Beginning of Period                    31,363                     0
                                                           --------------       ---------------
Cash and Cash Equivalents - End of Period                  $        2,778       $         1,758
                                                           ==============       ===============

Supplemental Disclosure of Cash Flow Information:
  Cash Paid For Interest                                   $        9,600       $           166
                                                           ==============       ===============
Non-cash Activity:
  Issued 350,000 Common Shares to Retire Debt              $      350,000       $             0
  Issued 750,000 Common Shares for Services                       330,000                     0
                                                           --------------       ---------------
      Total Non-Cash Activity                              $      680,000       $             0
                                                           ==============	      ===============







See accompanying notes.

                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS


(1)  Summary of Significant Business and Accounting Policies

     (a)  Basis of Presentation

          The accompanying unaudited, condensed financial statements of Stanfield Educational Alternatives, Inc. (the "Company") have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flow in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for this three-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

          The Company is in its development stage and needs substantial additional capital to complete its development and to reach an operating stage. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and therefore, will recover the reported amount of its assets and satisfy its liabilities on a timely basis in the normal course of its operations. See note 9 to the December 31, 1999 financial statements for a discussion of management's plans and intentions.

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

     (e)  Loss Per Share

          Loss per share amounts are based on the weighted average shares outstanding of 9,109,763 for the period ended September 30, 2000.


(2)  Property and Equipment

     At September 30, 2000, property and equipment consists of the following:

         Computer Software                    $     44,107
         Computer Equipment                         64,912
         Furniture & Fixtures                       99,525
         Equipment                                  30,166
         Costumes                                    5,750
         Learning Materials                         29,993
                                              ------------
           Total Property and Equipment       $    274,452

         Less Accumulated Depreciation              38,803
                                              ------------
           Net Property and Equipment         $    235,649
                                              ============

(3)  Intangible Assets

     At September 30, 2000, intangible assets consists of the following:

         Writer's Consent                     $        245
         Literary Properties                        15,000
         Intellectual Properties                   384,108
                                              ------------
           Total Other Assets                 $    399,353

         Less Accumulated Amortization              60,122
                                              ------------
           Net Other Assets                   $    339,231
                                              ============

     These assets were purchased from the National Children's Reading Foundation on December 30, 1999. The National Children's Reading Foundation is a not-for-profit company whose shares are held by Lawrence Stanfield, who is a substantial shareholder of Stanfield Educational Alternatives, Inc. These assets will be amortized utilizing the straight-line method over a five-year life.


(4)  Capitalization

     The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange the Company acquired all issued and outstanding shares of common stock of Stanfield in exchange for shares of the Company. For accounting purposes the transaction was treated as a recapitalization ("Reverse Acquisition"). At September 30, 2000, the Company had issued 9,194,252 shares of common stock.


(5)  Income Tax

     The Company has no provision for taxes as it has a net operating loss of approximately $1,135,575 that expires in varying times through the year 2016. No deferred asset has been recorded, as the possibility of benefiting from the net operating loss is dependent on the Company achieving profitable operations.


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

     The Company opened its first corporate Ed-vancement center on April 24th, 2000, and plans to open additional centers. However, as of September 30, 2000, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined.



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

     During 1999, the Company's focus was to find a suitable partner to execute its business plan. This was realized with the share exchange of Stanfield Educational Alternatives, Inc. on December 10, 1999 with Innovative Technology Systems, Inc.. The Company's focus in the Year 2000 has been and will be to develop and utilize the Company's proprietary products by opening corporate Ed-vancement Centers and the sale of franchised Ed-vancement Centers. The first Center was opened on April 24, 2000. During this quarter, the company also signed a letter of intent to acquire Rivky's Art Workshop in New York City, NY. This not only added additional revenue for the company through Rivky's curriculum, but will also be the site of its second Center further enhancing the Company's underlying fundamentals.

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



                       PART II - OTHER INFORMATION
                       ===========================

Item 3.   Legal Proceedings

     As of September 30, 2000, the Company is not aware of any legal proceeding pending against it.


Item 4.   Change in Securities

     No change in securities occurred during the quarter ended
September 30, 2000.


Item 5.   Defaults Upon Senior Securities

     No defaults upon senior securities occurred during the quarter ended September 30, 2000.


Item 6.   Submission of Matters to a Vote of Security Holders

      No issues were submitted to a vote of security holders during the quarter ended September 30, 2000.

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


        Date:   November 13, 2000