Form 10KSB
period 2000-12-31
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2001-04-16
CIK 1085115

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-KSB

(Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the fiscal year ended December 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to _________

                       Commission File Number: 000-25947

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)
                  Formerly Innovative Technology Systems, Inc.

FLORIDA                                               65-0386286
------------------                                    ------------
(State or Other Jurisdiction of                       IRS Employer
Incorporation or Organization)                        Identification No.)

7785 Baymeadows Way, Suite 304, Jacksonville, FL      32256
-------------------------------------------------     --------------
(Address of Principal Executive Offices)              (Zip Code)

                                877-732-9162
                              -----------------
                          (Issuer's Telephone Number)

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

                             [X] YES [ ]  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer is a developmental stage company, and as such has yet to generate substantial revenues.

As of December 31, 2000, the issuer had 9,329,390 shares of Common Stock outstanding.

Documents incorporated by reference: NONE

Transition Small Business Disclosure Format (check one): YES [ ]  NO [X]

                               PART I
                               ------

Item 1.  Business

         Stanfield Educational Alternatives, Inc. (formerly known as Innovative Technology Systems, Inc.("Innovative")) (the "Company") is presently a development stage company. In fiscal year 1999 the company was successful in concluding the purchase of a business through an exchange of capital stock which has resulted in the Company entering into the education business.

         Prior to the purchase of the educational business by the Company, on November 11, 1999, Larry Stanfield, the majority shareholder of Stanfield Educational Alternatives, Inc. ("Stanfield") (which, as a result of a name swap with Innovative, is now known as Innovative Technology Systems, Inc.), entered into an agreement with John Byslma, the majority shareholder of Innovative Technologies, Inc. (which, as a result of a name swap, is now known as Stanfield Educational Alternatives, Inc.), to acquire his (Mr. Byslma's) 4,473,000 control shares of Innovative Technologies Inc. As a result of this transaction, Mr. Stanfield controlled a majority of the shares, as well as a majority of the shares of Stanfield.

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

         On January 12, 2000, Stanfield Educational
Alternatives, Inc. and Innovative Technology Systems, Inc.
swapped names, as is reflected in the 8-K filed on December 16, 1999, which resulted in the registrant now being known as "Stanfield Educational Alternatives, Inc." Presently,
Innovative is a wholly owned subsidiary of Stanfield.

         On April 24, 2000 the Company opened its first corporate Ed-vancement center, and had planed to open two additional centers in the fall of 2000. However, as of March
31, 2001 these plans have been abandoned.

         On January 22, 2001, by the holders of a majority of the outstanding Common Stock of the Company and the Board of Directors, the Company affected the following actions:

a) A reverse stock split of its Common Stock took place on or about February 22, 2001. The Company's Information Statement on
Schedule 14C was filed with the Securities and Exchange
Commission on February 5, 2001;

b)   The Articles of Incorporation were amended to authorize
15,000,000 shares Preferred Stock. The preferences of the Preferred Stock were set out by the Board;

c) The issuance of Preferred Stock was authorized in three different series as follows:

(i) The Board of Directors designed 2,000,000 shares Preferred Stock to be authorized and issued in a private placement
offering as "Series 2001 Convertible Preferred Stock."   In the
event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the Series 2001 Convertible Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the corporation available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made in respect of the corporation's Common Stock. The shares of Series 2001 Convertible Preferred Stock shall have no voting rights with regard to the election of directors or as to other matters except those affecting the class. Each share of Series 2001 Convertible Preferred Stock may, at the option of the holder, be converted into fully paid and nonassessable shares of Common Stock of the corporation at any time after twelve (12) months after the issuance of such shares.

(ii) The Board of Directors designed 5,593,000 shares of Preferred Stock to be authorized and issued in exchange for a like number of Common Shares, to various shareholders in consideration for the waiver of certain contractual conditions between the company and such shareholders, as well as other contractual agreements between various of the shareholders as "Series 2001A Convertible Preferred Stock." Each share of Common Stock entitles the holder thereof to one vote, either in person or by proxy, at meetings of shareholders, and such vote shall be equal to the voting rights of the Common Stock and shall be counted with the Common Stock toward the election of directors or such other action as the class of Common Stock shall be entitled. The holders are not permitted to vote their shares cumulatively. In the event that the Company shall at any time combine the outstanding Common Stock into a smaller number of shares, such action shall have no effect upon the conversion ratio of the Series 2001A Convertible Preferred Stock, which shall always be on a one share for one share basis. Each share of Series 2001A Convertible Preferred Stock may, at the option of the holder, be converted into fully paid and nonassessable shares of Common Stock of the corporation, on a one for one basis, at any time after February 1, 2002.

(iii) The Board issued 5,643,175 shares of Series 2001B Convertible Preferred Stock, which carries the following preferences: The shares of Series 2001B Convertible Preferred Stock shall have no voting rights with regard to the election of directors or as to other matters except those affecting the class. In the event that the corporation shall at any time combine the outstanding Common Stock into a smaller number of shares, such action shall have no effect upon the conversion ratio of the Series 2001B Convertible Preferred Stock, which shall always be on a one share for one share basis. Each share of Series 2001B Convertible Preferred Stock may, at the option of the holder, be converted into fully paid and nonassessable shares of common stock of the corporation, on a one for one basis, at any time after twelve months from the date of execution of the agreement between the Company and Coral Ridge, Inc.

         The Company is a unique, progressive educational corporation and franchisor of the Company Ed-vancement Centers, a network that provides a comprehensive range of educational and tutorial services to individuals of all ages. The Company also develops and publishes a variety of specialized educational programs including a computer global Internet educational campus in various languages. The Company develops a variety of educational programs for children of all ages for both video and television production.

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

         The Company, even though it is in development stage, is based upon the two and half decades of research and development of its founder, Lawrence W. Stanfield, and has patterned its business model after the successful franchisers such as those listed in the following paragraph entitled "Competition."

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


Marketing

         The Company plans to utilize a national and local marketing/advertising public relations firm. The Company has also developed its website that can be accessed at www.helpingkids.com.


Competition

         The Company's competition is a fragmented landscape from "mom and pop" consultants to a handful of nationally known educational service companies.

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


Employees

         As of December 31, 2000, the Company had one (1) employee. This employee is considered full-time and is not represented by a union. The Company believes its relationship with its employee to be good.


Environmental Laws

         The Company is in compliance with all environmental laws. Future compliance with environmental laws is not expected to have a material adverse effect on the business.

Item 2.  Properties

         The Company leases all its facilities for administrative office space and Ed-vancement Centers. The
Company currently has one (1) leased properties in the State of
Florida:  Jacksonville (site of the first Ed-vancement Center).


Item 3.  Legal Proceedings

         As of December 31, 2000, the Company is not aware of any legal proceeding pending against it.


Item 4.  Submission of Matters to a Vote of Security Holders

         During the year, no issues were submitted to a vote of security holders, other than on January 7, 2000, where the shareholders voted to change the name of the Company from Innovative Technology Systems, Inc. to Stanfield Educational Systems, Inc.



                              PART II
                              -------

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

         The Company is listed on the NASD Over-the-Counter Bulletin Board interdealer trading system. The Company's trading symbol is SEAI. No dividends were declared on the Company's Common Stock during the year ended December 31, 2000, and the Company does not anticipate paying dividends in the future.

         The Company has authorized the issuance of 50,000,000 shares of Common Stock and 15,000,000 of Preferred Stock. The Company entered into an agreement with the majority shareholders of Stanfield Educational Alternatives, Inc. (prior to the name change) to purchase all issued and outstanding shares through a tax-free share exchange. The Agreement provided for Stanfield Educational Alternatives, Inc. shareholders to receive 1 share of Innovative Technology's common stock in exchange for 2 shares of Stanfield Educational common stock. This resulted in an additional issuance of 755,000 shares of Innovative Technology Systems, Inc. Common Stock.


Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

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

         The Company had planned within the year 2000 to have at least three (3) learning centers open and operating. In addition, the Company had forecasted its revenues to increase substantially. However, at year end 2000, the Company had one
(1) learning center open and operating in Jacksonville, Florida. The net sales for year ended December 31, 2000 was $36,740. The results of operations during the year 2000 fell substantially short of management's expectations.

         Company's focus in the Year 2000 was to develop and utilize the Company's proprietary products by opening corporate
Ed-vancement Centers and the sale of franchised Ed-vancement
Centers.

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

         The Company has also begun to develop a program which it will license the Stanfield Reading Program for use to students of subcribing private schools. This will include a yearly licensing fee and the purchase of all training materials from the corporation.


Item 7.  Financial Statements and Supplementary Data

                            PART F/S

         The Company's financial statements for the year ending 2000 have been examined to the extent indicated in their report by Tedder, James, Worden and Associates, P.A., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein. The financial statements follow this Form 10-KSB, and are included as Exhibits, hereto.

Item 8.  Changes in Disagreements with Accountants on
         Accounting and Financial Disclosure

         The Company has no disagreements with the accountants pertaining to any accounting or financial disclosures.



                             PART III
                             --------

Item 9.  Directors and Executive Officers of the Registrant

         Chief Executive Officer - Lawrence W. Stanfield, MS (54)

         Lawrence W. Stanfield, MS, is the Company's founder and creator of the instructional materials and methodologies that are the heart of the Company. Mr. Stanfield has been a leader in the educational industry for over three decades. Prior to his current position, Mr. Stanfield has been the President of The National Children's Reading Foundation (a not-for-profit tutorial center) for the past six years.


Item 10. Executive Compensation

         The following table sets forth the compensation received by officers.

                                       SUMMARY COMPENSATION TABLE
                                       --------------------------
                          Annual Compensation                           Long Term Compensation
                          -------------------                         ------------------------
                                                                         Awards     Payments
                                                                      -----------  -----------
                                                                      Restricted   Securities
Name of Individual                                   Other Annual     Stock        Underlying/     LTIP      All Other
and Principal Position  Year    Salary      Bonus    Compensation(1)  Award(s)     Options/SARs    Payouts   Compensation
----------------------  ----    --------    -----    ---------------  ----------   ------------    -------   ------------
-------------------------------------------------------------------------------------------------------------------------
Lawrence W.           2000      $50,394     -0-      -0-              -0-         -0-              -0-       -0-
Stanfield, C.E.O.     1999      $66,000     -0-      -0-              -0-         -0-              -0-       -0-
(since 1/15/93)       1998      $-0-        -0-      -0-              -0-         -0-              -0-       -0-
Persons (1) (2)       1997      $-0-        -0-      -0-              -0-         -0-              -0-       -0-
-------------------------------------------------------------------------------------------------------------------------

         The Company plans to form a Compensation Committee, which will be responsible for compiling suitable compensation for current and future officers that will be employed by the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management


Table 1. Security Ownership of Certain Beneficial Owners
--------------------------------------------------------

  (1)              (2)                       (3)                  (4)
                Name of                 Amount and Nature       Percent
Title of        Beneficial               of Beneficial            of
Class           Owner                      Ownership             Class
--------        ----------            --------------------    -----------

Common Stock    Lawrence W. Stanfield      3,870,000              50%



Table 2.	Security Ownership of Management
------------------------------------------------

  (1)              (2)                       (3)                  (4)
                Name of                 Amount and Nature       Percent
Title of        Beneficial               of Beneficial            of
Class           Owner                      Ownership             Class
--------        ----------            --------------------    -----------

Common Stock    Lawrence W. Stanfield     3,870,000               50%


Item 12. Certain Relations and Related Parties

         The President and principal stockholder and certain employees have made advances to the Company. The advances are non-interest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying balance sheet stated set forth under
Item 8 herein.

         On December 30, 2000, the Company entered into an agreement with The National Children's Reading Foundation to purchase intellectual properties and certain fixed assets at fair market value. Lawrence W. Stanfield, CEO and President of the Company, is the sole shareholder of The National Children's Reading Foundation.


                              PART IV
                              -------

Item 13. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K


ITEMS 1 AND 2.	INDEX TO AND DESCRIPTION OF EXHIBITS

(a)  EXHIBIT No.          EXHIBIT NAME
----------------          ------------

3(i)                      Certificate of Incorporation [1]

3(ii)                     Bylaws [1]

-----------------------
[1] Previously filed as an exhibit to our registration statement of Form 10-SB, (the "Registration Statement") which was originally filed on May 3, 1999, and incorporated herein by reference.


(b)   Reports on Form 8-K

         The Company, on December 16, 1999 filed on form 8-K information, pursuant to Item 1, "Changes in Control of Registrant" and Item 2, "Acquisition or Disposition of Assets" supplying the required information pursuant to the Act. These Changes have been reflected in this Form 10-KSB filing.

         The Company on January 24, 2000 filed on form 8-K information, pursuant to Item 5., "Other Events" supplying the required information regarding the Company's name change and adoption of amended and restated articles of incorporation. In addition, the Company filed information, pursuant to Item 7., "Financial Statements and Exhibits" relating to the Share Exchange between the Registrant and Stanfield Educational Alternatives, Inc. wherein the Registrant acquired all of the outstanding shares of Stanfield Educational Alternatives, Inc. These changes have been reflected in this Form 10-KSB filing.

                               SIGNATURES
                               ----------



Stanfield Educational Alternatives, Inc.


By: /s/ Lawrence W. Stanfield
---------------------------------------------
Lawrence W. Stanfield, Chief Executive Officer



Date:   April 13, 2000

                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                        (A Development Stage Company)


                             Table of Contents





Independent Auditors' Report....................................F-1

Financial Statements:

                Balance Sheets..................................F-2

                Statements of Operations........................F-3

                Statements of Stockholders' Equity..............F-4

                Statements of Cash Flows........................F-5

Notes to Financial Statements...................................F-8

              Independent Auditors' Report
              ----------------------------

To the Stockholders and Board of Directors of Stanfield Educational Alternatives, Inc.:


We have audited the accompanying balance sheets of Stanfield Educational Alternatives, Inc. (a development stage company) (the "Company") as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000, the period from May 23, 1999 (inception) to December 31, 1999, and for the period March 23, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanfield Educational Alternatives, Inc. as of December 31, 2000 and 1999 and the results of its operations and cash flows for the year ended December 31, 2000, the period from May 23, 1999 (inception) to December 31, 1999, and the period from March 23, 1999 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Stanfield Educational Alternatives, Inc. (a development stage company) will continue as a going concern. As discussed in Notes 1 and 9 to the financial statements, the Company's net loss during the development period and the need to obtain substantial additional funding to complete its development, raises substantial doubt about the entity's ability to continue as a going concern. Management's plans and intentions with regard to these matters are discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


April 12, 2001
Orlando, Florida

                   STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (A Development Stage Company)
                        Consolidated Balance Sheets
                        December 31, 2000 and 1999

                         Assets                                  2000             1999
                         ------                               -----------     -----------
Current assets:
    Cash                                                      $         -          31,363
    Accounts receivable (net of allowance
     for doubtful accounts of $12,728 in 2000)                      5,105               -
                                                              -----------     -----------
    Prepaid expenses                                                    -           1,673

                 Total current assets                               5,105          33,036


Property and equipment, net                                       218,412          82,422

Other assets                                                      365,895         399,134
                                                              -----------     -----------
                 Total assets                                 $   589,412         514,592
                                                              ===========     ===========
         Liabilities and Stockholders' Equity
         ------------------------------------

Current liabilities:

    Accounts payable                                          $   128,834          22,000
    Bank overdraft                                                 11,166               -
    Accrued expenses                                               17,159          26,228
    Due to related parties                                         41,330         443,600
    Notes payable                                                 345,611          13,698
                                                              -----------     -----------
                 Total current liabilities                        544,100         505,526

Stockholders' equity:

    Common stock                                                2,701,579         243,034
    Accumulated deficit                                        (2,656,267)       (233,968)
                                                              -----------     -----------
                 Total stockholders' equity                        45,312           9,066
                                                              -----------     -----------
                 Total liabilities and stockholders' equity   $   589,412         514,592
                                                              ===========     ===========


                            See Accompanying Notes

                     STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
          Year ended December 31, 2000 and the period from May 23, 1999
                      (inception) to December 31, 1999

                                                           Period from May      Cumulative for
                                                              23, 1999          the period from
                                           Year ended       (inception) to       March 23, 1999
                                         December 31,       December 31,        (inception) to
                                              2000               1999          December 31, 2000
                                       ----------------    ---------------     -----------------

Net sales                              $         36,740                  -     $         36,740
Cost of sales                                       264                  -                  264
                                       ----------------    ---------------     ----------------
    Net revenue                                  36,476                  -               36,476

Operating expenses                            2,444,055            232,364            2,676,419

Other expenses:
    Interest expense                             14,720              1,604               16,324
                                       ----------------    ---------------     ----------------

        Total expense                         2,458,775            233,968            2,692,743
                                       ----------------    ---------------     ----------------

        Net loss                       $      2,422,299            233,968            2,656,267
                                       ================    ===============     ================

        Basic loss per common share    $           0.28              0.038
                                       ================    ===============

        Weighted average common
            shares outstanding                8,621,730          6,143,438
                                       ================    ===============


                           See Accompanying Notes

                   STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                        (A Development Stage Company)
             Consolidated Statements of Shareholders' Equity
        Year ended December 31, 2000 and the period from May 23, 1999
                      (inception) to December 31, 1999

                                                        Additional
                                Common stock             Paid in        Accumulated
                            Shares          Amount       Capital          deficit            Total
                          -----------    -----------   ------------   ----------------   -----------

Balance, March 23,
    1999 (inception)                -    $         -              -                -               -

Issuance of stock           1,510,000          1,510        241,524                -         243,034

Shares issued to reflect
    re-capitalization of
    reverse acquisition     5,345,000        241,524       (241,524)               -               -

Net loss                            -              -              -         (233,968)       (233,968)
                          -----------    -----------    -----------    -------------      ----------

Balances, at                6,855,000        243,034              -         (233,968)          9,066
    December 31, 1999

Issuance of common stock      405,140        403,140              -                -         403,140

Issuance of common stock
    for services            2,069,250      2,055,405              -                -       2,055,405

Net loss                            -              -              -       (2,422,299)     (2,422,299)
                          -----------    -----------    -----------    -------------      ----------
Balances, at
    December 31, 2000       9,329,390    $ 2,701,579              -       (2,656,267)         45,312
                          ===========    ===========    ===========    =============      ==========


                           See Accompanying Notes

                   STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flow
         Year ended December 31, 2000 and the period from May 23, 1999
                       (inception) to December 31, 1999

                                                           Period from May      Cumulative for
                                                              23, 1999          the period from
                                           Year ended       (inception) to       March 23, 1999
                                         December 31,       December 31,        (inception) to
                                              2000               1999          December 31, 2000
                                       ----------------    ---------------     -----------------

Cash flows from operating activities:
  Net loss                             $     (2,422,299)          (233,968)           (2,656,267)
    Adjustments to reconcile net loss
      to net cash used by operating
      activities:
        Depreciation and amortization           135,035              1,096               136,131
        Common stock issued for
          services                            2,055,405                  -             2,055,405
        Cash provided by changes in:
          Accounts receivable                    (5,105)                 -                (5,105)
          Prepaid expenses                        1,673             (1,673)                    -
          Other assets                          (46,632)                 -               (46,632)
          Accounts payable                      106,834             22,000               128,834
          Bank overdraft                         11,166                  -                11,166
          Accrued expenses                       (9,069)            26,228                17,159
                                       ----------------    ---------------     -----------------

            Net cash used by
            operating activities               (172,992)          (186,317)             (359,309)

Cash flows from investing activities:
  Acquisitions of property and
    equipment                                  (191,154)           (83,299)             (274,453)

Cash flows from financing activities:
  Due to related parties                       (402,270)            44,247              (358,023)
  Proceeds from the issuance of
    capital stock                               403,140            243,034               646,174
  Proceeds from the issuance of
    notes payable                               331,913             13,698               345,611
                                       ----------------    ---------------     -----------------
            Net increase in
            financing activities                332,783            300,979               633,762
                                       ----------------    ---------------     -----------------
            Net increase in cash
            and cash equivalents                (31,363)            31,363                     -
                                       ----------------    ---------------     -----------------



                           See Accompanying Notes

                   STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                        (A Development Stage Company)
             Consolidated Statements of Cash Flow (continued)
       Year ended December 31, 2000 and the period from May 23, 1999
                      (inception) to December 31, 1999



Cash and cash equivalents -
        beginning of period                      31,363                  -                     -
                                       ----------------    ---------------     -----------------
Cash and cash equivalents -
        end of period                  $              -             31,363                     -
                                       ================    ===============     =================




                            See Accompanying Notes

                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (A Development Stage Company)
            Consolidated Statements of Cash Flow (continued)
    Year ended December 31, 2000 and the period from May 23, 1999
                    (inception) to December 31, 1999

                                                           Period from May      Cummulative for
                                                              23, 1999          the period from
                                           Year ended       (inception) to       March 23, 1999
                                         December 31,       December 31,        (inception) to
                                              2000               1999          December 31, 2000
                                       ----------------    ---------------     -----------------

Supplemental disclosure of cash
   flow information:

     Cash paid for interest            $           -                590                   590
                                       ================    ===============     =================

Non-cash activity:

   Purchase of other assets from
     related parties                   $           -            399,353               399,353
                                       ================    ===============     =================




                           See Accompanying Notes

               STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                 (A Development Stage Company)

(1) Summary of Significant Business and Accounting Policies

(a) Organization

    In December 1999, Innovative Technology Systems, Inc. (the "Innovative") authorized and entered into an agreement effecting a tax-free exchange in a reorganization pursuant to IRS Code 368(a)(1)(A). Pursuant to the agreement, Innovative exchanged one share of its previously authorized but unissued shares of no par common stock in exchange for two shares of Stanfield Educational Alternatives, Inc.'s (the "Company") common stock. In accordance with the agreement, Innovative acquired all of the issued and outstanding shares of the Company in exchange for shares of Innovative. For accounting purposes, the acquisition has been treated as an acquisition of Innovative Technology Systems, Inc. by the Company and as a re-capitalization ("Reverse Acquisition") of the Company. The financial statements are those of the Company. Pro forma information is not presented, since the combination is a re-capitalization rather than a business combination.

    During 2000 Innovative Technology Systems, Inc. changed its name to Stanfield Educational Alternatives, Inc. and simultaneously the former Stanfield Educational Alternatives, Inc. changed its name to Innovative Technology Systems, Inc.

    The Company is an educational corporation and franchiser of the Stanfield Ed-vancement centers, a network that provides a comprehensive range of educational and tutorial services to individuals of all ages. The Company also develops and publishes a variety of specialized educational programs including a computer global internet educational campus in various languages. The Company's research and development division develops a variety of educational programs for children of all ages for both video and television production.

    The Company is in its development stage and needs substantial additional capital to complete its development and to reach an operating stage. The accompanyin financial statements have been prepared assuming that the Company will continue as a going concern, and therefore, will recover the reported amount of its assets and satisfy its liabilities on a timely basis in the normal course of its operations. See Note 9 to the financial statements for a discussion of management's plans and intentions.

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

(f) Loss Per Share

    Loss per share amounts are based on the weighted average shares outstanding of 8,621,730 and 6,143,438 for the years ended December 31, 2000 and 1999, respectively.

(2) Leases

    During 2000 the Company entered into various leases for office and storage space under non-cancelable operating leases with original lease terms of five years. The lease payments total $6,840 per month and increase on a yearly basis. Total lease payments for the year ended December 31, 2000 totaled $61,557. Future minimum lease payments under non-cancelable operating leases as of December 31, 2000 are as follows:

       Year ended December 31,            Operating leases
       ------------------------           ----------------

          2001                            $        83,923
          2002                                     86,457
          2003                                     89,052
          2004                                     91,696
          2005                                     23,090
                                          ---------------
Total minimum lease payments              $       374,218



(3) Property and Equipment

   At December 31, 2000 and 1999, property and equipment consist of the following:


                                                   2000          1999
                                                 ---------    ---------
          Computer software                      $  44,107       34,905
          Computer equipment                        64,912       16,082
          Furniture and fixtures                    99,526       12,658
          Equipment                                 65,908       19,654
                                                 ---------    ---------

                                                   274,453       83,299
          Less accumulated depreciation            (56,041)        (877)
                                                 ---------    ---------
           Total property and equipment, net     $ 218,412       82,422
                                                 =========    =========

(4) Other Assets

   At December 31, 2000 and 1999, other assets consist of the following:

                                                 2000         1999
                                              ----------   ---------
            Writer's Consent                  $      245         245
            Literary properties                   15,000      15,000
            Intellectual Properties              384,108     384,108
            Deposits                              46,632           -
                                              ----------   ---------
                                                 445,985     399,353
                                                 (80,090)       (219)
                                              ----------   ---------
                                              $  365,895     399,134
                                              ==========   =========


   These assets were purchased from the National Children's Reading Foundation on December 30, 1999. The National Children's Reading Foundation is a not-for-profit company whose shares are held by Lawrence Stanfield, who is a substantial shareholder of Stanfield Educational Alternatives, Inc. These assets will be amortized utilizing the straight-line method over a five-year life. Management reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the opinion of management, no such impairment has occurred.

(5) Notes Payable

   Notes payable at December 31, 2000 and 1999 consist of note agreements with various individuals bearing interest at rates varying from 10% to 12%. A number of these notes are in default and the total outstanding balance of $345,611 at December 31, 2000 and $13,698 at December 31, 1999 have been classified as current liabilities.

(6) Capitalization

   The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange the Company acquired all issued and outstanding shares of common stock of the former Stanfield in exchange for shares of the Company. For accounting purposes the transaction was treated as a recapitalization ("Reverse Acquisition").

(7) Income Tax

   The Company has no provision for taxes as they have a net operating loss of approximately $2,000,000 that expires in varying times through the year 2015. No deferred asset has been recorded, as the possibility of benefiting from the net operating loss is dependent on the Company achieving profitable operations.

(8) Related Party Transactions

   The president and principal stockholder and certain employees have made advances to the Company. The advances are non-interest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying balance sheet.


(9) Management Plans and Intentions (Unaudited)

   Management anticipates, through a combination of additional debt but primarily equity financing, that the Company will successfully complete the remaining research and development of its technology and determine and implement its overall marketing strategy. However, as of December 31, 2000, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined.