Form 10QSB
period 2001-03-31
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2002-05-29
CIK 1085115

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended  March 31, 2001
                                      ------------------

                     Commission File Number:  000-25947
                                            -------------
                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
               ----------------------------------------------
               (Name of Small Business issuer in its Charter)


        Florida                                             65-0386286
-------------------------------                         -------------------
(State or Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                          Identification No.)

               1557 Cesery Boulevard, Jacksonville, FL 32211
          ------------------------------------------------------
          (Address of Principal Executive Offices)    (Zip Code)

                                904-743-9094
                         ---------------------------
                         (Issuer's Telephone Number)


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

                 [ ] YES                         [X] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference or any amendment to this Form 10-QSB. [ ]

The issuer is a developmental stage company, and as such has yet to generate any substantial revenues.

As of March 31, 2001, the issuer had 117,955 shares of common stock outstanding.

Documents incorporated by reference:  NONE

Transition Small Business Disclosure Format (check one):  YES [ ]   NO [X]

                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                              Form 10-QSB Index




                                                                        Page

Part I:    Financial Information.......................................   1

   Item 1. Financial Statements (Unaudited)............................   1

           Condensed Balance Sheet - March 31, 2001....................   1

           Condensed Statements of Operations - Three months
             ended March 31, 2001 and 2000 and cumulative for
             the period from March 23, 1999 (inception)
             through March 31, 2001....................................   2

           Condensed Statement of Cash Flows - Three months ended
             March 31, 2001 and 2000 and cumulative for the period
             from March 23, 1999 (inception) through March 31, 2001....   3

           Notes to Financial Statements...............................   4

   Item 2. Management's Discussion and Analysis or
           Plan of Operation...........................................   10

Part II:   Other Information...........................................   11

   Item 1. Legal Proceedings...........................................   11

   Item 2. Change in Securities........................................   11

   Item 3. Defaults Upon Senior Securities.............................   12

   Item 4. Submission of Matters to a Vote of Security Holders.........   12

   Item 5. Other Information...........................................   12

   Item 6. Exhibits and Reports on Form 8-K............................   12

SIGNATURES.............................................................   12

                      PART I. - FINANCIAL INFORMATION


Item 1.	Financial Statements


                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                        (A Development Stage Company)

                           Condensed Balance Sheet

                               March 31, 2001


                          Assets
                          ------

Current assets:
  Cash                                                          $      -
  Other current assets                                                 -
                                                                -----------
     Total current assets                                              -

Property and equipment, net                                          45,221
Intangible assets, net                                              299,296
                                                                -----------
     Total assets                                               $   344,517
                                                                ===========

            Liabilities and Stockholders' Deficit
            -------------------------------------

Current liabilities:
  Accounts payable                                              $   211,906
  Accrued expenses                                                  261,994
  Due to related parties                                            368,581
  Notes payable                                                     226,466
                                                                -----------
     Total current liabilities                                    1,068,947
                                                                -----------

Stockholders' equity (deficit):
  Series 2001 convertible preferred stock                            49,000
  Series 2001 A convertible preferred stock                            -
  Series 2001 B convertible preferred stock                            -
  Common stock                                                    2,701,579
  Accumulated deficit                                            (3,475,009)
                                                                -----------
     Total stockholders' deficit                                   (724,430)
                                                                ===========





See accompanying notes to the condensed financial statements.

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                     (A Development Stage Company)

                  Condensed Statements of Operations

   For the three month period ended March 31, 2001 and 2000 and the period from March 23, 1999 (inception) to March 31, 2001


                                                                                      Cumulative for
                                                                                        the period
                                                                                      from March 23,
                                                                                     1999 (inception)
                                                                                         through
                                                         2001             2000        March 31, 2001
                                                     -----------      -----------    ---------------
Gross revenues                                       $     6,901            -                 43,641
Cost of sales                                               -               -                    264
                                                     -----------      -----------    ---------------
  Net revenue                                              6,901            -                 43,377

Operating expenses                                       502,549          184,142          3,178,968

Other expenses:
  Interest expense                                         7,145            1,022             23,469
  Impairment of assets                                    90,949            -                 90,949
  Provision for loss on non-cancelable leases            225,000            -                225,000
                                                     -----------      -----------    ---------------
                                                         323,094            1,022            339,418
                                                     -----------      -----------    ---------------
  Net loss                                           $  (818,742)        (185,164)        (3,475,009)
                                                     ===========      ===========    ===============
Loss per common share
  Basic and diluted                                  $     (6.94)           (2.08)
                                                     ===========      ===========
Weighted average common shares outstanding
  Basic and diluted                                      117,955           90,825
                                                     ===========      ===========




See accompanying notes to the condensed financial statements.

               STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                     (A Development Stage Company)

                   Condensed Statements of Cash Flows

     For the three month period ended March 31, 2001 and 2000 and the period from March 23, 1999 (inception) to March 31, 2001

                                                                                      Cumulative for
                                                                                        the period
                                                                                      from March 23,
                                                                                     1999 (inception)
                                                                                         through
                                                         2001             2000        March 31, 2001
                                                     -----------      -----------    ---------------
Cash flows from operating activities
  Net loss                                           $  (818,742)        (185,164)        (3,475,009)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                       37,204           25,529            173,335
      Loss on impairment of assets                        90,949             -                90,949
      Provision for loss on non-cancelable leases        225,000             -               225,000
      Common stock issued for services                      -                -             2,055,405
      Due to related parties for services                350,000             -               350,000
      Increase (decrease) in cash caused by
        changes in:
          Other current assets                             5,105           (2,488)              -
          Other assets                                    46,632             -                  -
          Accounts payable                                80,414           (2,750)           211,906
          Accrued expenses                               (56,647)            (454)           (42,146)
          Bank overdraft                                 (11,166)            -                  -
                                                     -----------      -----------    ---------------
      Net cash used by operating activities              (51,251)        (165,327)          (410,560)

Cash flows from investing activities:
  Acquisition of property and equipment                     -             (40,224)          (274,453)

Cash flows from financing activities
  Proceeds from issuance of preferred stock               49,000             -                49,000
  Proceeds from issuance of common stock                    -             180,450            646,174
  Due to related parties                                 (22,749)            -              (380,772)
  Proceeds from issuance of notes payable                 25,000             -               370,611
                                                     -----------      -----------    ---------------
      Net cash provided by financing activities           51,251          180,450            685,013

      Net decrease in cash                                  -             (25,101)              -

Cash at beginning of period                                 -              31,363               -
                                                     -----------      -----------    ---------------
Cash at end of period                                $      -               6,262               -
                                                     ===========      ===========    ===============

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $      -               1,022              1,612
                                                     ===========      ===========    ===============

Supplemental disclosure of non-cash investing
  and financing activities:
     Purchase of intangible assets from related
     party                                           $      -                -               399,353
                                                     ===========      ===========    ===============

Reduction of capital lease obligation upon
  impairment of assets                               $    65,006             -                65,006
                                                     ===========      ===========    ===============




See accompanying notes to the condensed financial statements.

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (A Development Stage Company)

                      Notes to Financial Statements

                             March 31, 2001


(1)	Summary of Significant Business and Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited, condensed financial statements of Stanfield Educational Alternatives, Inc. (the "Company") have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flow in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for this three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

(b)	Organization

In December 1999, Innovative Technology Systems, Inc. ("Innovative") authorized and entered into an agreement effecting a tax-free exchange in a reorganization pursuant to IRS Code 368(a)(1)(A). Pursuant to the agreement, Innovative exchanged one share of its previously authorized but unissued shares of no par common stock in exchange for two shares of Stanfield Educational Alternatives, Inc. ("Stanfield") common stock. In accordance with the agreement, Innovative acquired all of the issued and outstanding shares of Stanfield in exchange for shares of Innovative. For accounting purposes, the acquisition has been treated as an acquisition of Innovative by Stanfield and as a recapitilization ("Reverse Acquisition") of Stanfield. Subsequent to the recapitilization, Innovative changed its' name to Stanfield Educational Alternatives, Inc. and is herein referred to as the Company.

The Company is in its development stage and needs substantial additional capital to complete its development and to reach an operating stage. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and therefore, will recover the reported amount of its assets and satisfy its liabilities on a timely basis in the normal course of its operations. See note 7 for a discussion of management's plans and intentions.

(c)	Revenue Recognition

The Company records revenue as earned when goods or services are provided.

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (A Development Stage Company)

                      Notes to Financial Statements

(1)	Summary of Significant Business and Accounting Policies

(d)	Property and Equipment

Property and equipment are stated at cost. Depreciation for financial statement purposes is computed using the straight-line method over the estimated useful lives of the individual assets, which range from 3 to 5 years.

The Company has reviewed its long-lived assets and intangibles for impairment and has recorded an adjustment to the carrying value of long-lived assets.

(e)	Use of Estimates

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

(f)	Income Taxes

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

(g)	Loss Per Share

Basic loss per common share amounts are computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Diluted loss per common share amounts reflect the potential dilution that could occur if convertible preferred shares are converted into common stock. No conversion is assumed if such conversion would have an antidilutive effect on diluted loss per common share amounts. Comparative weighted average share and loss per share amounts for 2000 have been adjusted for the eighty-for-one reverse stock split.

(h)	Reclassifications

Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (A Development Stage Company)

                      Notes to Financial Statements


(2)	Property and Equipment

At March 31, 2001, property and equipment consists of the following:

     Furniture and equipment                         $   20,000
     Computer software                                   41,201
                                                     ----------
        Total property and equipment                     61,201

     Less accumulated depreciation                      (15,980)
                                                     ----------
        Net property and equipment                   $   45,221
                                                     ==========

The Company's default on certain capital lease obligations and other events and circumstances in the current year have indicated that the book value of certain long-lived assets may not be recoverable. Management has estimated the impairment to these assets and reduced the asset balances to their estimated net realizable value. The loss on impairment of assets at March 31, 2001 consists of the following:

     Write off of book value of long-lived assets   $   155,955
     Less: reduction of associated capital lease
       obligations                                      (65,006)
                                                    -----------
       Impairment of assets                         $    90,949
                                                    ===========


(3)	Intangible Assets

At March 31, 2001, intangible assets consist of the following:

     Writers' consent                               $       245
     Literary properties                                 15,000
     Intellectual properties                            348,108
                                                    -----------
	Total other assets				399,353
     Less accumulated amortization                     (100,057)
                                                    -----------
        Net other assets                            $   299,296
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

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (A Development Stage Company)

                      Notes to Financial Statements

(4)	Capitalization

The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange the Company acquired all issued and outstanding shares of common stock of Stanfield in exchange for shares of the Company. For accounting purposes the transaction was treated as a recapitalization ("Reverse Acquisition"). In February 2001, the Company affected an eighty-for-one reverse stock split. At March 31, 2001, the Company had issued 117,955 shares of common stock.

On January 19, 2001, the Majority Shareholders and the Board of Directors approved the creation of a class of 15,000,000 shares of Preferred Stock and the Board authorized the following issuances after the filing of the Articles of Amendment to the Articles of
Incorporation:

(i)	The Board of Directors has designated three different
        series of Preferred Stock to be issued to three different groups. Namely, 2,000,000 of Series 2001 Convertible Preferred Stock, 5,593,000 shares of Series 2001A Convertible Preferred Stock and 5,643,175 shares of Series 2001B Convertible Preferred Stock.

Series 2001 Convertible Preferred Stock was approved to be issued in a private offering as follows:

(i)	Holders of Series 2001 Convertible Preferred Stock shall
        receive preference in the event of liquidation, dissolution or winding up of the corporation. Specifically, in the event of liquidation, dissolution or winding up holders of Series 2001 Preferred Stock shall be paid Five Dollars ($5.00) per share for each Preferred Share, plus all declared and unpaid dividends.

(ii)	Shares of Series 2001 Convertible Preferred Stock shall
        have no voting rights.

(iii)	Each share of Series 2001 Convertible Preferred Stock
        may, at the option of the holder, be converted into common stock of the corporation at any time after twelve months after the issuance of such shares. The conversion ratio per share of the Series 2001 Convertible Preferred Stock shall be either $5.00 per share or 30% below the trading price of the common stock as priced the prior trading day to conversion. This conversion ratio is subject to change in the event of subdivision of common stock or issuance of a stock dividend.

At March 31, 2001, 25,500 of these shares were issued and outstanding.

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (A Development Stage Company)

                      Notes to Financial Statements

(4)	Capitalization, Continued

Series 2001A Convertible Preferred Stock was approved to be issued by the Board of Directors to various shareholders in exchange for a like number of common shares, as follows:

(i)	Each share of 2001A Convertible Preferred Stock entitles
        the holder thereof to one vote, either in person or by proxy, at meetings of shareholders, and such vote shall be equal to the voting rights of the common stock and shall be counted with the common stock toward election of directors or such other action as the class of common stock shall be entitled.

(ii)	Each share of Series 2001A Convertible Preferred Stock
        may, at the option of the holder, be converted into shares of common stock on a one for one basis at any time after February 1, 2002.

At March 31, 2001, 5,603,000 of these shares were issued and outstanding.

Series 2001B Convertible Preferred Stock was approved to be issued by the Board of Directors pursuant to agreements between the parties, to Coral Ridge, Inc. Series 2001B Convertible Preferred
Stock carries the following preferences:

(i) Shares of Series 2001B Convertible Preferred Stock shall have no voting rights. However, the Company may not (1) alter or change any of the powers, preferences, privileges or rights of Series 2001B Convertible Preferred Stock; (2) create a new class or series of shares having preferences; or amend the provisions of this paragraph without first obtaining the approval by vote or written consent by at least a majority of the outstanding Series 2001B Convertible Preferred Stock, voting separately as a class.

(ii)	Each share of Series 2001B Convertible Preferred Stock
        may, at the option of the holder, be converted into fully paid and nonassessable shares of common stock of the corporation on a one for one basis at anytime after twelve months from the date of execution of the agreement between the Company and Coral Ridge, Inc.

(iii)	In the event we should at anytime combine the
        outstanding common stock into a smaller number of shares, such action will have no effect upon the conversion ratio of the Series 2001B Convertible Preferred Stock.

At March 31, 2001, 5,643,175 of these shares were issued and outstanding.

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (A Development Stage Company)

                      Notes to Financial Statements



(5)	Income Tax

The Company has no provision for taxes as it has a net operating loss of approximately $3,400,000 that expires in varying times through 2016. No deferred asset has been recorded, as the possibility of benefiting from the net operating loss is dependent on the Company achieving profitable operations.


(6)	Related Party Transactions

The president, principal stockholder and certain employees have made advances to the Company. The advances are non-interest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the condensed balance sheet.


(7)	Management Plans and Intentions

Management anticipates, through a combination of additional debt but primarily equity financing, that the Company will successfully complete the remaining research and development of its technology and determine and implement its overall marketing strategy.

As of March 31, 2001, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined.

Item 2.	Management's Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB contains forward-looking statements. All statements contained herein that are not historical facts, including but not limited to, statements regarding the anticipated impact of future capital requirements and future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: amount of revenues earned by the Company's tutorial and teacher training operations; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; general business and economic conditions; and other risk factors described in the Company's reports filed from time to time with the Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

During 1999, the Company's focus was to find a suitable partner to execute its business plan. This was realized with the share exchange of Stanfield Educational Alternatives, Inc. on December 10, 1999 with Innovative Technology Systems, Inc. The Company's focus in 2000 was to develop and utilize the Company's proprietary products by opening corporate Ed-vancement Centers and the sale of franchised Ed-vancement Centers. The first Center was opened on April 24, 2000. The results of operations during 2000 fell substantially short of management's expectations, and due to financial difficulties, the Company was forced to close this center in March 2001. The Company's focus in 2001 has been to continue to develop the company's proprietary products and to generate sufficient capital to finance the Company's business plan and satisfy outstanding debt obligations.

The Company was formed to commercially provide an alternative learning environment utilizing pioneering work in the field of educating children and adults, especially those with learning disabilities, by Lawrence W. Stanfield, MS. Using proprietary courseware and an innovative Internet-based diagnostic system called "SID," the Company has developed a uniform tutoring model that can be used anywhere in the world. More importantly, it is a model that has raised the reading comprehension of seventy-five percent of students by two grade levels in thirty-six hours of instruction and it is a model that can be adapted to emerging distance learning technologies such as the Internet.

The Company is in the business of providing educational services using a combination of proprietary and commercially available materials to offer the widest possible range of tutorial services. The Company has also begun to develop a program under which it will license the Stanfield Reading Program for use to students of subscribing private schools. Anticipated revenue generators for the Company include:

* Operating income from corporate owned Ed-vancement centers (includes revenue generated from tutorial, computer, test preparation such as SAT or GMAT, HomeWorkshop and "one-to-one" counseling fees);
*    Franchise fees from the sale of franchises;
* Royalty fees based on a percentage of gross revenues generated from franchised centers;
* Transaction fees for accessing Internet diagnostic tool and CBT courses;
* Annual licensing fees from the use of the Stanfield Reading Program by subscribing private schools;
* Revenue from sales of Stanfield Reading Program training materials;
*    Merchandising of proprietary characters; and
* Video and book sales derived from proprietary characters and information.

                 PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

Due to its financial difficulties, the Company is in default on a number of debt and lease obligations as of March 31, 2001. The Company and other parties to the obligations are in various stages of negotiation and legal proceedings. The Company has provided accruals in its financial statements for all known contingencies. Except for any legal proceedings related to these obligations, the Company is not aware of any legal proceedings pending against it as of March 31, 2001.


Item 2.	Change in Securities

On January 22, 2001 , by the holders of a majority of the outstanding Common Stock of the Company and the Board of Directors, the Company affected the following actions:

a) A reverse stock split of its Common Stock took place on or about February 22, 2001. The Company's Information Statement on
     Schedule 14C was filed with the Securities and Exchange Commission on February 5, 2001.

b) The Articles of Incorporation were amended to authorize 15,000,000 shares Preferred Stock. The preferences of the Preferred Stock were set out by the Board;

c) The issuance of Preferred Stock was authorized in three different series as follows:

     (i) The Board of Directors designated 2,000,000 shares of Preferred Stock to be authorized and issued in a private placement offering as "Series 2001 Convertible Preferred Stock." In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the Series 2001 Convertible Preferred Stock then outstanding shall be entitled to be paid five dollars ($5.00) per share for each Preferred Share plus all declared and unpaid dividends out of the assets of the corporation available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made in respect of the corporation's Common Stock. The shares of Series 2001 Convertible Preferred Stock shall have no voting rights with regard to the election of directors or as to other matters except those affecting the class. Each share of Series 2001 Convertible Preferred Stock may, at the option of the holder, be converted into fully paid and non-assessable shares of Common Stock of the corporation at any time after twelve (12) months after the issuance of such shares.

    (ii) The Board of Directors designated 5,593,000 shares of Preferred Stock to be authorized and issued in exchange for a like number of Common Shares, to various shareholders in consideration for the waiver of certain contractual conditions between the Company and such shareholders, as well as other contractual agreements between various of the shareholders as "Series 2001A Convertible Preferred Stock." Each share of 2001A Convertible Preferred Stock entitles the holder thereof to one vote, either in person or by proxy, at meetings of shareholders, and such vote shall be equal to the voting rights of the Common Stock and shall be counted with the Common Stock toward the election of directors or such other action as the class of Common Stock shall be entitled. The holders are not permitted to vote their shares cumulatively. In the event that the Company shall at any time combine the outstanding Common Stock into a smaller number of shares, such action shall have no effect upon the conversion ratio or the Series 2001 A Convertible Preferred Stock, which shall always be on a one share for one share basis. Each share of Series 2001A Convertible Preferred Stock may, at the option of the holder, be converted into fully paid and non-assessable shares of Common Stock of the corporation, on a one for one basis, at any time after February 1, 2002.

    (iii)   The Board issued 5,643,175 shares of Series 2001B
            Convertible Preferred Stock, which carries the following preferences: The shares of Series 2001B Convertible Preferred Stock shall have no voting rights with regard to the election of directors or as to other matters except those affecting the class. In the event that the corporation shall at any time combine the outstanding Common Stock into a smaller number of shares, such action shall have no effect upon the conversion ratio of the Series 2001B Convertible Preferred Stock, which shall always be on a one share for one share basis. Each share of Series 2001B Convertible Preferred Stock may, at the option of the holder, be converted into fully paid and non-assessable shares of common stock of the corporation, on a one for one basis, at any time after twelve months from the date of execution of an agreement between the Company and Coral Ridge, Inc. for consulting and investment banking services.

Item 3.	Defaults Upon Senior Securities

The Company is in default of substantially all of its lease agreements and notes payable.


Item 4.	Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2001, the items described in Item 4 above were approved by a majority vote of the Company's shareholders and directors, as authorized in the Articles of Incorporation and Bylaws of the Company. No other issues were submitted to a vote of security holders during the quarter ended March 31, 2001.


Item 5.	Other Information

None


Item 6.	Exhibits and Reports on Form 8-K

A report on Form 8-K was filed by the Company on January 22, 2001.



                              SIGNATURES
                              ----------

Stanfield Educational Alternatives, Inc.


By: /s/Lawrence W. Stanfield
   ----------------------------------------------
   Lawrence W. Stanfield, Chief Executive Officer


Date: 5/25/02