Form 10QSB
period 2001-06-30
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2002-05-29
CIK 1085115

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15 (d) of the
	Securities Exchange Act of 1934

	For the quarterly period ended June 30, 2001
                                      ---------------
[ ]	Transition report under Section 13 or 15 (d) of the
        Securities Exchange     Act of 1934
        For the transition period from ________ to ____________


                      Commission File Number: 000-25947
                                             -----------

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

As of June 30, 2001, the issuer had 117,955 shares of common stock outstanding.

Documents incorporated by reference: 	NONE

Transition Small Business Disclosure Format (check one):  YES [ ]   NO [X]

                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                               Form 10-QSB Index
                                 June 30, 2001




                                                                        Page

Part I:  Financial Information........................................    4

Item 1.  Financial Statements.........................................    4

         Condensed Balance Sheet (Unaudited)..........................    4

         Condensed Statements of Operations April - June 2001
          (Unaudited).................................................    5

         Condensed Statements of Operations January - June 2001
           (Unaudited)................................................    6

         Condensed Statement of Cash Flows April - June 2001
           (Unaudited)................................................    7

         Condensed Statement of Cash Flows January - June 2001
           (Unaudited)................................................    8

         Notes to Financial Statements................................    9

Item 2.  Management's Discussion and Analysis or Plan of Operation....    15


Part II: Other Information............................................    17

Item 1.  Legal Proceedings............................................    17

Item 2.  Change in Securities.........................................    17

Item 3.  Defaults Upon Senior Securities..............................    19

Item 4.  Submission of Matters to a Vote of Security Holders..........    19

Item 5.  Other Information............................................    19

Item 6.  Exhibits and Reports on Form 8-K.............................    19

SIGNATURES............................................................    19

                   PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements


              STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                      Condensed Balance Sheet

                          June 30, 2001

Current assets:
  Cash                                                          $      -
  Other current assets                                                 -
                                                                -----------
    Total current assets                                               -

Property and equipment, net                                          41,787
Intangible assets, net                                              279,329
                                                                -----------
    Total assets                                                $   321,116
                                                                ===========
Current liabilities:
  Accounts payable                                              $   211,687
  Accrued expenses                                                  267,876
  Due to related parties                                            368,581
  Notes payable                                                     226,466
                                                                -----------
    Total current liabilities                                     1,074,610
                                                                -----------

Stockholders' equity:
  Series 2001 convertible preferred stock                            49,000
  Series 2001 A convertible preferred stock                            -
  Series 2001 B convertible preferred stock                            -
  Common stock                                                    2,701,579
  Accumulated deficit                                            (3,504,073)
                                                                -----------
    Total stockholders' equity                                     (753,494)
                                                                -----------
    Total liabilities and stockholders' equity                  $   321,116
                                                                ===========



See accompanying notes to the financial statements.

               STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                     (A Development Stage Company)

                  Condensed Statements of Operations

       For the three month periods ended June 30, 2001 and 2000

                                                         2001             2000
                                                     -----------      -----------
Gross revenues                                       $     2,081           11,724

Operating expenses                                        25,270          478,673

Other expenses:
        Interest expense                                   5,875            4,297
                                                     -----------      -----------
                Net loss                             $   (29,064)        (471,246)
                                                     ===========      ===========

Loss per common share:
        Basic and diluted                            $     (0.25)           (4.88)
                                                     ===========      ===========

Weighted average common shares outstanding:
        Basic and diluted                                117,955           96,521
                                                     ===========      ===========





See accompanying notes to the financial statements.

              STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                  Condensed Statements of Operations

   For the six month periods ended June 30, 2001 and 2000 and the period from March 23, 1999 (inception) to June 30, 2001


                                                                                      Cumulative for
                                                                                        the period
                                                                                      from March 23,
                                                                                     1999 (inception)
                                                                                         through
                                                         2001             2000        June 30, 2001
                                                     -----------      -----------    ---------------
Gross revenues                                       $     8,982           11,724             45,722
Cost of sales                                               -                -                   264
                                                     -----------      -----------    ---------------
     Net revenue                                           8,982           11,724             45,458

Operating expenses                                       527,819          662,825          3,204,238

Other expenses:
  Interest expense                                        13,020            5,319             29,344
  Impairment of assets                                    90,949             -                90,949
  Provision for loss on non-cancelable leases            225,000             -               225,000
                                                     -----------      -----------    ---------------
                                                         328,969            5,319            345,293
                                                     -----------      -----------    ---------------
     Net loss                                        $  (847,806)     $  (656,420)        (3,504,073)
                                                     ===========      ===========    ===============

Loss per common share:
  Basic and diluted                                  $     (7.18)           (7.00)
                                                     ===========      ===========
Weighted average common shares outstanding:
  Basic and diluted                                      117,955           93,761
                                                     ===========      ===========









See accompanying notes to the financial statements.

             STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                   (A Development Stage Company)

                Condensed Statements of Cash Flows

       For the three month periods ended June 30, 2001 and 2000

                                                         2001             2000
                                                     -----------      -----------

Cash flows from operating activities
  Net loss                                           $   (29,064)        (471,246)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                       23,401           35,207
      Stocks issued for service                             -             330,000
      Increase (decrease) in cash caused by
        changes in:
          Other assets                                      -             (26,431)
          Accounts payable                                  (219)           7,220
          Accrued expenses                                 5,882          (12,646)
          Due to related parties                            -            (400,349)
          Notes payable                                     -              (2,294)
                                                     -----------      -----------
             Net cash used by operating
             activities                                     -            (540,539)

Cash flows from investing activities:
  Acquisition of property and equipment                     -            (193,958)

Cash flows from financing activities
  Proceeds from issuance of capital stock                   -             589,052
  Proceeds from issuance of notes payable                   -             141,790
                                                     -----------      -----------
             Net cash provided by financing
             activities                                     -             730,842
                                                     -----------      -----------
             Net decrease in cash                           -              (3,655)

Cash at beginning of period                                 -               6,252
                                                     -----------      -----------
Cash at end of period                                $      -               2,597
                                                     ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                             $      -               4,297
                                                     ===========      ===========




See accompanying notes to the financial statements.

               STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                   (A Development Stage Company)

                 Condensed Statements of Cash Flows

   For the six month periods ended June 30, 2001 and 2000 and the period from March 23, 1999 (inception) to June 30, 2001

                                                                                         Cumulative for
                                                                                            the period
                                                                                          from March 23,
                                                                                         1999 (inception)
                                                                                              through
                                                             2001             2000        June 30, 2001
                                                         -----------      -----------    ---------------
Cash flows from operating activities
  Net loss                                               $  (847,806)        (656,420)        (3,504,073)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                           60,605           60,736            196,736
      Loss on impairment of assets                            90,949             -                90,949
      Provision for loss on non-cancelable leases            225,000             -               225,000
      Common stock issued for services                          -             330,000          2,055,405
      Due to related party for services                      350,000             -               350,000
      Increase (decrease) in cash caused by
        changes in:
          Other current assets                                 5,105             -                  -
          Other assets                                        46,632          (28,919)              -
          Accounts payable                                    80,195            4,470            211,687
          Bank overdraft                                     (11,166)            -                  -
          Accrued expenses                                   (50,765)         (13,646)           (36,264)
          Due to related parties                                -            (421,018)              -
                                                         -----------      -----------    ---------------
        Net cash used by operating activities                (51,251)        (724,797)          (410,560)

Cash flows from investing activities:
  Acquisition of property and equipment                         -            (234,186)          (274,453)

Cash flows from financing activities
  Proceeds from issuance of preferred stock                   49,000             -                49,000
  Proceeds from issuance of capital stock                       -             769,502            646,174
  Due to related parties                                     (22,749)            -              (380,772)
  Proceeds from issuance of notes payable                     25,000          160,715            370,611
                                                         -----------      -----------    ---------------
        Net cash provided by financing activities             51,251          930,217            685,013
                                                         -----------      -----------    ---------------

        Net decrease in cash                                     -            (28,766)              -

Cash at beginning of period                                      -             31,363               -
                                                         -----------      -----------    ---------------
Cash at end of period                                    $       -              2,597               -
                                                         ===========      ===========    ===============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $       -              5,319              5,909
                                                         ===========      ===========    ===============

Noncash activity:

Purchase of intangible assets from related party         $       -               -               399,353
                                                         ===========      ===========    ===============
Reduction of capital lease obligation upon
  impairment of assets                                   $       -               -                65,006
                                                         ===========      ===========    ===============





See accompanying notes to the financial statements.

               STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                   Notes to Financial Statements

                            June 30, 2001

(1)	Summary of Significant Business and Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited, condensed financial statements of Stanfield Educational Alternatives, Inc. (the "Company") have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flow in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

               STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                    Notes to Financial Statements

(1)	Summary of Significant Business and Accounting Policies, Continued

(h)	Reclassifications

Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

(2)	Property and Equipment

At June 30, 2001, property and equipment consists of the following:

      Furniture and equipment                         $  20,000
      Computer software                                  41,201
                                                      ---------
          Total property and equipment                   61,201
      Less accumulated depreciation                     (19,414)
                                                      ---------
          Net property and equipment                  $  41,787
                                                      =========


The Company's default on certain capital lease obligations and other events and circumstances in the current year have indicated that the book value of certain long-lived assets may not be recoverable. Management has estimated the impairment to these assets and reduced the asset balances to their estimated net realizable value. The loss on impairment of assets at June 30, 2001 consists of the following:

      Write off of book value of long-lived
        assets                                       $  155,955
      Less: reduction of associated capital
        lease obligations                               (65,006)
                                                     ----------
        Impairment of assets                         $   90,949
                                                     ==========


(3)	Intangible Assets

At June 30, 2001, intangible assets consist of the following:

      Writers' consent                               $      245
      Literary properties                                15,000
      Intellectual properties                           348,108
                                                     ----------
          Total other assets                            399,353
      Less accumulated depreciation                    (120,024)
                                                     ----------
          Net other assets                           $  279,329
                                                     ==========

               STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                    Notes to Financial Statements


(3)	Intangible Assets, Continued

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

The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange the Company acquired all issued and outstanding shares of common stock of Stanfield in exchange for shares of the Company. For accounting purposes the transaction was treated as a recapitalization ("Reverse Acquisition"). In February 2001, the Company affected an eighty-for-one reverse stock split. At June 30, 2001, the Company had issued 117,955 shares of common stock.

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

(ii) Shares of Series 2001 Convertible Preferred Stock shall have no voting rights.

(iii) Each share of Series 2001 Convertible Preferred Stock may, at the option of the holder, be converted into common stock of the corporation at any time after twelve months after the issuance of such shares. The conversion ratio per share of the Series 2001 Convertible Preferred Stock shall be either $5.00 per share or 30% below the trading price of the common stocked as priced the prior trading day to conversion. This conversion ratio is subject to change in the event of subdivision of common stock or issuance of a stock dividend.

At June 30, 2001, 25,500 of these shares were issued and outstanding.

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

At June 30, 2001, 5,603,000 of these shares were issued and outstanding.

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

At June 30, 2001, 5,643,175 of these shares were issued and outstanding.


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

               STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                    Notes to Financial Statements

(7)	Management Plans and Intentions

Management anticipates, through a combination of additional debt but primarily equity financing, that the Company will successfully complete the remaining research and development of its technology and determine and implement its overall marketing strategy.

As of June 30, 2001, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined.

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

During 1999, the Company's focus was to find a suitable partner to execute its business plan. This was realized with the share exchange of Stanfield Educational Alternatives, Inc. on December 10, 1999 with Innovate Technology Systems, Inc. The Company's focus in 2000 was to develop and utilize the Company's proprietary products by opening corporate Ed-vancement Centers and the sale of franchised Ed-vancement Centers. The first Center was opened on April 24, 2000. The results of operations during 2000 fell substantially short of management's expectations, and due to financial difficulties, the Company was forced to close this center in March 2001. The Company's focus in 2001 has been and will be to continue to develop the company's proprietary products and to generate sufficient capital to finance the Company's business plan and satisfy outstanding debt obligations.

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

Due to its financial difficulties, the Company is in default on a number of debt and lease obligations as of June 30, 2001. The Company and other parties to the obligations are in various stages of negotiation and legal proceedings. The Company has provided accruals in its financial statements for all known contingencies. Except for any legal proceedings related to this obligations, the Company is not aware of any legal proceedings pending against it as of June 30, 2001.


Item 2.	Change in Securities

None


Item 3.	Defaults Upon Senior Securities

The Company is in default of substantially all of its lease agreements and notes payable.


Item 4.	Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the quarter ended June 30, 2001.


Item 5.	Other Information

None


Item 6.	Exhibits and Reports on Form 8-K

None


SIGNATURES

Stanfield Educational Alternatives, Inc.

By: /s/  Lawrence W. Stanfield
   ----------------------------------------------
   Lawrence W. Stanfield, Chief Executive Officer

   Date: 5/25/02