Form 10QSB
period 2001-09-30
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2002-05-29
CIK 1085115

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-QSB


(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15 (d) of the
	Securities Exchange Act of 1934

	For the quarterly period ended September 30, 2001
                                      --------------------

[ ]	Transition report under Section 13 or 15 (d) of the
        Securities Exchange     Act of 1934
        For the transition period from _________ to __________

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

As of September 30, 2001, the issuer had 117,955 shares of common stock outstanding.

Documents incorporated by reference: 	NONE

Transition Small Business Disclosure Format (check one):  YES [ ]      NO [X]

              STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                           Form 10-QSB Index
                           September 30, 2001



                                                                        Page

Part I:  Financial Information........................................    1

Item 1.  Financial Statements.........................................    1

         Condensed Balance Sheet (Unaudited)..........................    1

         Condensed Statements of Operations July-September 2001
           (Unaudited)................................................    2

         Condensed Statements of Operations January-September 2001
           (Unaudited)................................................    3

         Condensed Statement of Cash Flows July-September 2001
           (Unaudited)................................................    4

         Condensed Statement of Cash Flows January-September 2001
           (Unaudited)................................................    5

         Notes to Financial Statements................................    6

Item 2.  Management's Discussion and Analysis or
           Plan of Operation..........................................    12

Part II: Other Information............................................    14

Item 1. Legal Proceedings.............................................    14

Item 2. Change in Securities..........................................    14

Item 3. Defaults Upon Senior Securities...............................    14

Item 4. Submission of Matters to a Vote of Security Holders...........    14

Item 5. Other Information.............................................    14

Item 6. Exhibits and Reports on Form 8-K..............................    14

SIGNATURES............................................................    14

                      PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

                  STANFIELD EDUCAITONAL ALTERNATIVES, INC.
                        (A Development Stage Company)

                           Condensed Balance Sheet

                             September 30, 2001


Current assets:
  Cash                                                       $     -
  Other current assets                                             -
                                                             ------------
    Total current assets                                           -

Property and equipment, net                                        38,354
Intangible assets, net                                            259,361
                                                             ------------
    Total assets                                             $    297,715
                                                             ============
Current liabilities:
  Accounts payable                                           $    211,687
  Accrued expenses                                                273,744
  Due to related parties                                          368,581
  Notes payable                                                   226,466
                                                             ------------

    Total current liabilities                                   1,080,478
                                                             ------------

Stockholders' equity:
  Series 2001 convertible preferred stock                          49,000
  Series 2001 A convertible preferred stock                          -
  Series 2001 B convertible preferred stock                          -
  Common stock                                                  2,701,579
  Accumulated deficit                                          (3,533,342)
                                                             ------------
    Total stockholders' equity                                   (782,763)
                                                             ------------
    Total liabilities and stockholders' equity               $    297,715
                                                             ============

              STANFIELD EDUCATIONL ALTERNATIVES, INC.
                   (A Development Stage Company)

                 Condensed Statements of Operations

    For the three month periods ended September 30, 2001 and 2000




                                                         2001             2000
                                                     -----------      -----------
Gross revenues                                       $        22           13,255

Operating expenses                                        23,416          254,927

Other expenses:
        Interest expense                                   5,875            4,281
                                                     -----------      -----------
                Net loss                             $   (29,269)        (245,953)
                                                     ===========      ===========

Loss per common share:
        Basic and diluted                            $     (0.25)           (2.16)
                                                     ===========      ===========

Weighted average common shares outstanding:
        Basic and diluted                                117,955          113,872
                                                     ===========      ===========





See accompanying notes to the financial statements.

                    STANFIELD EDUCATIONL ALTERNATIVES, INC.
                         (A Development Stage Company)

                       Condensed Statements of Operations

      For the nine month periods ended September 30, 2001 and 2000 and the period from March 23, 1999 (inception) to September 30, 2001

                                                                                         Cumulative for
                                                                                            the period
                                                                                          from March 23,
                                                                                         1999 (inception)
                                                                                              through
                                                             2001             2000       Sept. 30, 2001
                                                         -----------      -----------    ---------------
Gross revenues                                           $     9,004           24,978             45,744
Cost of sales                                                   -                -                   264
                                                         -----------      -----------    ---------------
    Net revenue                                                9,004           24,978             45,480

Operating expenses                                           551,235          916,984          3,227,654

Other expenses:
  Interest expense                                            18,895            9,600             35,219
  Impairment of assets                                        90,949             -                90,949
  Provision for loss on non-cancelable leases                225,000             -               225,000
                                                         -----------      -----------    ---------------
                                                             334,844            9,600            351,168
                                                         -----------      -----------    ---------------
    Net loss                                             $  (877,075)        (901,606)        (3,533,342)
                                                         ===========      ===========    ===============
Loss per common share:
  Basic and diluted                                      $     (7.43)           (8.97)
                                                         ===========      ===========
Weighted average common shares outstanding:
  Basic and diluted                                          117,955          100,477
                                                         ===========      ===========









See accompanying notes to the financial statements.

                  STANFIELD EDUCATIONL ALTERNATIVES, INC.
                       (A Development Stage Company)

                    Condensed Statements of Cash Flows

        For the three month periods ended September 30, 2001 and 2000

                                                         2001             2000
                                                     -----------      -----------
Cash flows from operating activities
  Net loss                                           $   (29,269)        (245,955)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                       23,401           37,094
      Loss on disposal of asset                             -               3,100
      Increase (decrease) in cash caused by
        changes in:
          Other assets                                      -              11,758
          Accounts payable                                  -              36,540
          Accrued expenses                                 5,868           11,162
          Due to related parties                            -               4,764
          Notes payable                                     -              87,922
                                                     -----------      -----------
      Net cash used by operating activities                 -             (53,615)

Cash flows from investing activities:
  Acquisition of property and equipment                     -              (6,701)

Cash flows from financing activities
  Proceeds from issuance of common stock                    -              35,900
  Proceeds from issuance of notes payable                   -              38,472
  Payments on notes payable                                 -             (13,875)
                                                     -----------      -----------
      Net cash provided by financing activities             -              60,497
                                                     -----------      -----------
      Net decrease in cash                                  -                 181

Cash at beginning of period                                 -               2,597
                                                     -----------      -----------
Cash at end of period                                $      -               2,778
                                                     ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                             $      -               4,281
                                                     ===========      ===========








See accompanying notes to the financial statements.

                 STANFIELD EDUCATIONL ALTERNATIVES, INC.
                     (A Development Stage Company)

                   Condensed Statements of Cash Flows

    For the nine month periods ended September 30, 2001 and 2000 and the period from March 23, 1999 (inception) to September 30, 2001

                                                                                         Cumulative for
                                                                                            the period
                                                                                          from March 23,
                                                                                         1999 (inception)
                                                                                              through
                                                             2001             2000       Sept. 30, 2001
                                                         -----------      -----------    ---------------
Cash flows from operating activities
  Net loss                                               $  (877,075)        (901,607)        (3,533,342)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                           84,006           97,830            220,137
      Loss on disposal of fixed assets                          -               3,100               -
      Loss on impairment of assets                            90,949             -                90,949
      Provision for loss on non-cancelable leases            225,000             -               225,000
      Common stock issued for services                          -             330,000          2,055,405
      Due to related party for services                      350,000             -               350,000
      Increase (decrease) in cash caused by
        changes in
          Other current assets                                 5,105          (17,930)              -
          Other assets                                        46,632          (46,632)              -
          Accounts payable                                    80,195           41,010            211,687
          Bank overdraft                                     (11,166)            -                  -
          Accrued expenses                                   (44,897)          (2,484)           (30,396)
          Notes payable                                         -             117,613               -
                                                         -----------      -----------    ---------------
      Net cash used by operating activities                  (51,251)        (379,100)          (410,560)

Cash flows from investing activities:
  Acquisition of property and equipment                         -            (194,254)          (274,453)

Cash flows from financing activities
  Proceeds from issuance of preferred stock                   49,000             -                49,000
  Proceeds from issuance of capital stock                       -             804,902            646,174
  Due to related parties                                     (22,749)        (421,108)          (380,772)
  Proceeds from issuance of notes payable                     25,000          160,975            370,611
                                                         -----------      -----------    ---------------
       Net cash provided by financing activities              51,251          544,769            685,013
                                                         -----------      -----------    ---------------

       Net decrease in cash                                     -             (28,585)              -

Cash at beginning of period                                     -              31,363               -
                                                         -----------      -----------    ---------------
Cash at end of period                                    $      -               2,778               -
                                                         ===========      ===========    ===============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $      -               9,600             10,190
                                                         ===========      ===========    ===============

Non-cash activity:

Purchase of intangible assets from related parties       $      -                -               399,353
                                                         ===========      ===========    ===============
Reduction of capital lease obligation upon impairment
  of assets                                              $    65,006             -                65,006
                                                         ===========      ===========    ===============




See accompanying notes to the financial statements.

               STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                   Notes to Financial Statements

                         September 30, 2001


(1)	Summary of Significant Business and Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited, condensed financial statements of Stanfield Educational Alternatives, Inc. (the "Company") have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flow in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

(b)	Organization

In December 1999, Innovative Technology Systems, Inc. ("Innovative") authorized and entered into an agreement effecting a tax-free exchange in a reorganization pursuant to IRS Code 368(a)(1)(A). Pursuant to the agreement, Innovative exchanged one share of its previously authorized but unissued shares of no par common stock in exchange for two shares of Stanfield Educational Alternatives, Inc. ("Stanfield") common stock. In accordance with the agreement, Innovative acquired all of the issued and outstanding shares of Stanfield in exchange for shares of Innovative. For accounting purposes, the acquisition has been treated as an acquisition of Innovative by Stanfield and as a recapitilization ("Reverse Acquisition") of Stanfield. Subsequent to the recapitilization, Innovative changed its name to Stanfield Educational Alternatives, Inc. and is herein referred to as the Company.

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

               STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                   Notes to Financial Statements


(1)	Summary of Significant Accounting Policies, Continued

(h)	Reclassifications

Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.


(2)	Property and Equipment

At September 30, 2001, property and equipment consists of the following:

      Furniture and equipment                  $   20,000
      Computer software                            41,201
                                               ----------
        Total property and equipment               61,201

      Less accumulated depreciation               (22,847)
                                               ----------
        Net property and equipment             $   38,354
                                               ==========


The Company's default on certain capital lease obligations and other events and circumstances in the current year have indicated that the book value of certain long-lived assets may not be recoverable. Management has estimated the impairment to these assets and reduced the asset balances to their estimated net realizable value. The loss on impairment of assets at September 30, 2001 consists of the following:

     Write off of book value of
       long-lived assets                       $  155,955
     Less: reduction of associated
       capital lease obligations                  (65,006)
                                               ----------
     Impairment of assets                      $   90,949
                                               ==========


(3)	Intangible Assets
At September 30, 2001, intangible assets consist of the following:

     Writers' consent                          $      245
     Literary properties                           15,000
     Intellectual properties                      348,108
                                               ----------
        Total other assets                        399,353
     Less accumulated depreciation               (139,992)
                                               ----------
        Net other assets                       $  259,361
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

The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange the Company acquired all issued and outstanding shares of common stock of Stanfield in exchange for shares of the Company. For accounting purposes the transaction was treated as a recapitalization ("Reverse Acquisition"). In February 2001, the Company affected an eighty-for-one reverse stock split. At September 30, 2001, the Company had issued 117,955 shares of common stock.

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

At September 30, 2001, 25,500 of these shares were issued and outstanding.

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

At September 30, 2001, 5,603,000 of these shares were issued and outstanding.

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

At September 30, 2001, 5,643,175 of these shares were issued and outstanding.

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

As of September 30, 2001, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined.

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

Due to its financial difficulties, the Company is in default on a number of debt and lease obligations as of September 30, 2001. The Company and other parties to the obligations are in various stages of negotiation and legal proceedings. The Company has provided accruals in its financial statements for all known contingencies. Except for any legal proceedings related to this obligations, the Company is not aware of any legal proceedings pending against it as of September 30, 2001.


Item 2.	Change in Securities

None


Item 3.	Defaults Upon Senior Securities

The Company is in default of substantially all of its lease agreements and notes payable.


Item 4.	Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the quarter ended September 30, 2001.


Item 5.	Other Information

None


Item 6.	Exhibits and Reports on Form 8-K

None


SIGNATURES

Stanfield Educational Alternatives, Inc.

By /s/	Lawrence W. Stanfield
  ----------------------------------------------
  Lawrence W. Stanfield, Chief Executive Officer


Date: ____5/25/02_______