Form 10KSB
period 2001-12-31
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2002-05-30
CIK 1085115

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                For the fiscal year ended December 31, 2001
                                         --------------------

                      Commission File Number: 000-25947

                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)
                 Formerly Innovative Technology Systems, Inc.

           FLORIDA                                       65-0386286
-------------------------------                     -------------------
(State or Other Jurisdiction of                        IRS Employer
Incorporation or Organization)                      Identification No.)

1557 Cesery Boulevard, Jacksonville, FL                     32211
---------------------------------------                 --------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 904 743 9094
                          ---------------------------
                          (Issuer's Telephone Number)

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

As of December 31, 2001, the issuer had 117,955 shares of Common Stock outstanding.

Documents incorporated by reference: NONE


                                  PART I

This Annual Report on Form 10-KSB contains forward-looking statements that are not statements of historical fact. Forward-looking statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from such statements. These forward-looking statements are based on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks associated with future profitability; and other factors discussed elsewhere in this report.

Item 1.	Description of Business

Stanfield Educational Alternatives, Inc. (formerly known as Innovative Technology Systems, Inc.("Innovative")) (the "Company") is presently a development stage company. In fiscal year 1999 the company was successful in concluding the purchase of a business through an exchange of capital stock which has resulted in the Company entering into the education business.

Prior to the purchase of the educational business by the Company, on November 11, 1999, Larry Stanfield, the majority shareholder of Stanfield Educational Alternatives, Inc. ("Stanfield") (which, as a result of a name swap with Innovative, is now known as Innovative Technology Systems, Inc.), entered into an agreement with John Bylsma, the majority shareholder of Innovative Technologies, Inc. (which, as a result of a name swap, is now known as Stanfield Educational Alternatives, Inc.), to acquire his (Mr. Bylsma's) 4,473,000 control shares of Innovative Technologies Inc. As a result of this transaction, Mr. Stanfield controlled a majority of the shares, as well as a majority of the shares of Stanfield.

On December 10, 1999, Innovative Technology Systems, Inc. entered into an agreement with the majority shareholders of Stanfield Educational Alternatives, Inc. to purchase one hundred (100%) percent of the issued and outstanding shares in a tax- free exchange of shares. The share agreement allowed Stanfield Educational Alternatives' shareholders to receive 1 share of Innovative Technology Systems, Inc. common stock in exchange for 2 shares of Stanfield's common stock. A copy of this agreement has previously filed been filed with the Commission on December 16, 1999 on Form 8-K.

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

On April 24, 2000 the Company opened its first corporate Ed-vancement center, and had planned to open two additional centers in the fall of 2000. However, as of December 31, 2001 these plans have been abandoned and the Corporate center has been closed.

The Company is an educational corporation and franchiser of the Company Ed-vancement Centers, a network that provides a comprehensive range of educational and tutorial services to individuals of all ages. The Company also develops and publishes a variety of specialized educational programs including a computer global Internet educational campus in various languages. The Company develops a variety of educational programs for children of all ages for both video and television production.

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

The K-12 education market, the primary (but by no means exclusive) focus of the Company's efforts, is the largest segment of the education industry with approximately $470 billion spent annually. Despite that size, many analysts recognize it as the most problematic for investors because there are so few investment opportunities in this highly bureaucratic and inefficient (less than $0.50 of every public school dollar is spent in the classroom) sector. Management believes increased accountability and parental involvement will create significant demand for the kind of supplemental tutoring for kids that the Company was created to deliver.

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

It is the Company's intent to compete at the franchise level with superior products, innovative technology and an initial tight marketing focus on learning disabilities. The Company also enjoys a proprietary product that is readily adaptable to Internet delivery and is thus potentially scalable to mass audience. At the corporate level, the Company believes it can compete successfully in the sale of franchises due to the enormous demand.

The Company's focus in 2000 was to develop and utilize the Company's proprietary products by opening corporate Ed-vancement Centers and the sale of franchised Ed-vancement Centers.

The classic "big investments opprotunity" is a company that has a solution to a problem. The more significant the problem, the larger the investment potential and this is an enormous problem as of today. The United States currently spends $740 billion per year on education, more than we spend on national defense, yet:



*    43% of our forth grades cannot pass a basic reading test;
* Nearly half of all high school graduates have not mastered eventh grade arithmetic;
* Approximately 50% of all students entering the California State University system are not ready for college level English and math; and
*    42 million adults in this nation are functionally illiterate.

In the U.S. knowledge-based economy, there no bigger problem than the need for a better-educated populace, yet surprisingly, there are few vehicles for investors to participate in this potential. Against this backdrop is a new work culture of a lifetime of learning, representing a huge secular trend of workers pursuing what are in landscape with lots of vendors and no dominant players, which in turn creates opportunities for branding, consolidation and economies of scale.

The Company was formed to commercially provide an alternative learning environment utilizing pioneering work in th field of educating children and adults, especially those with learning disabilities, by Lawrence W. Stanfield, MS. Using proprietary courseware and an innovative Internet based diagnostic system called "SID," the Company had developed a uniform tutoring model that can be used anywhere in the world. More importantly, it is a model that has raised the reading comprehension of seventy-five percent of students by two grade levels in thirty-six hours of instruction and it is a model that can be adapted to emerging distance learning technologies such as the Internet.

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

Market Environment
------------------

The Company plans to utilize a national and local
marketing/advertising public relations firm.  The Company has registered a domain name and has plans to launch a website to be accessed at www.helpingkids.com.
            -------------------

Based on the Company's research the competition appears to be a fragmented landscape from "mom and pop" consultants to a handful of nationally known educational service companies.

The Company's major competitors appear to be: Huntington Learning
Centers, Kaplan, Kumon USA and Sylvan Learning Systems.

Government Regulation
---------------------

The sales of franchises are regulated by various state authorities as well as the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and prior approval of the franchise-offering document.
In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of a franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company believes its franchising operations will not be materially adversely affected by such existing regulation, the Company cannot predict the effect of any future legislation or regulation.

Trademarks and Copyrights
-------------------------

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

Employees
---------

As of December 31, 2001, the Company had one (1) employee. This employee is considered full-time and is not represented by a union. The Company believes its relationship with its employee to be good.

Environmental Laws
------------------

The Company is in compliance with all environmental laws. Future compliance with environmental laws is not expected to have a material adverse effect on the business.


Item 2.  Properties

The Company was in default of its previous lease agreement and in fact was evicted from its previous offices. Currently, the Company shares office space with its President, but does not pay rent at that location.


Item 3.  Legal Proceedings

Due to the financial difficulties, the Company defaulted on a number of debt and lease obligations. The Company was evicted from its premises and several judgements totaling approximately $300,000 were issued against the Company. The Company is currently trying to resolve these obligations through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will have a material adverse affect on the ability of the Company to operate properly in the future.


Item 4.  Submission of Matters to a Vote of Security Holders

On January 22, 2001 , by the holders of a majority of the outstanding Common Stock of the Company and the Board of Directors, the Company affected the following actions:

a) A reverse stock split of its Common Stock took place in February 2001. The Company's Information Statement on
     Schedule 14C was filed with the Securities and Exchange
     Commission on February 5, 2001.

b) The Articles of Incorporation were amended to authorize 15,000,000 shares of Preferred Stock. The preferences of the Preferred Stock were set out by the Board. The issuance of Preferred Stock was authorized in three different series as follows:

     (i) The Board of Directors designed 2,000,000 shares of Preferred Stock to be authorized and issued in a private placement offering as "Series 2001 Convertible Preferred Stock." In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the Series 2001 Convertible Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the corporation available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made in respect of the corporation's Common Stock. The shares of Series 2001 Convertible Preferred Stock shall have no voting rights with regard to the election of directors or as to other matters except those affecting the class. Each snare of Series 2001 Convertible Preferred Stock may, at the option of the holder, be converted into fully paid and non-assessable shares of Common Stock of the corporation at any time after twelve (12) months after the issuance of such shares.

     (ii) The Board of Directors designed 5,593,000 shares of Preferred Stock to be authorized and issued in exchange for a like number of Common Shares, to various shareholders in consideration for the waiver of certain contractual conditions between the Company and such shareholders, as well as other contractual agreements between various of the shareholders, as "Series 2001A Convertible Preferred Stock." Each share of Series 2001 A Preferred Convertible Stock entitles the holder thereof to one vote, either in person or by proxy, at meetings of shareholders, and such vote shall be equal to the voting rights of the Common Stock and shall be counted with the Common Stock toward the election of directors or such other action as the class of Common Stock shall be entitled. The holders are not permitted to vote their shares cumulatively. In the event that the Company shall at any time combine the outstanding Common Stock into a smaller number of shares, such action shall have no effect upon the conversion ratio or the Series 2001 A Convertible Preferred Stock, which shall always be on a one share for one share basis. Each share of Series 2001A Convertible Preferred Stock may, at the option of the holder, be converted into fully paid and non-assessable shares of Common Stock of the corporation, on a one for one basis, at any time after February 1, 2002.

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


                                  PART II
                                  -------

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company is listed on the Over-the-Counter Electronic Pink Sheets interdealer trading system. The Company's trading symbol is SEAI. No dividends were declared on the Company's Common Stock during the year ended December 31, 2001, and the Company does not anticipate paying dividends in the future. The high and low closing inter-dealer sales prices for each quarter of the last fiscal year are as follows:


                                   2001
                           ---------------------
                           High            Low
           1st Qtr         7.50           1.3125
           2nd Qtr         1.38             0.10
           3rd qtr         0.90             0.07
           4th qtr         0.10             0.07


As of December 31, 2001, the number of shareholders of record was 386.


Item 8.  Management's Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS
--------------------------

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


Results of Operations
---------------------

Year Ended December  31, 2001 Compared to Year Ended December 31, 2000
----------------------------------------------------------------------

Net Sales for the year ended December 31, 2001 were $9,004 as compared to $36,740 for the year ended December 31, 2000, or a decrease in sales of approximately 75%. This decrease in net sales was due to the Company's facilities closing and ceasing functional operations.

Cost of sales in the year 2001 were $0 as opposed to $264 for the year ended December 31, 2000.

Operating expenses for 2001 were $574,636 as compared to $2,444,055 for 2000. This decrease (approximately 77%) was due to the Company basically ceasing its operations.

Other expenses for the year ended December 31, 2001 were $340,719 as compared to only $14,720 for the year ended December 31, 2000. This increase is due primarily to the impairment of the Company's assets and provisions for loss on non-cancelable leases.

The Company's net loss for the year ended December 31, 2001 was $906,351 as compared to $2,422,299 for the year ended December 31, 2000, or a decrease of approximately 63%. This decrease in net loss was primarily due to the decrease in operating expenses as referenced above.

As a result of the foregoing, for the year ended December 31, 2001, the Company had a loss per share of $7.68 as compared to a loss per share of $22.48 for the year ended December 31, 2000, on both a basic
and fully diluted basis.   No conversion has been assumed as such
conversion would have an antidilutive effect on diluted loss per common share amounts. Once again, the Company attributes the decrease in loss per share to the decrease in the Company's operating expenses.

Liquidity and Capital Resources
-------------------------------

On December 31, 2001, the Company had a working capital deficit of approximately $1,086,353. Since its inception, the Company has continued to sustain losses. The Company's operations since inception, have been funded by the sale of common and preferred stock. These funds have been used for working capital and capital expenditures and other corporate purchases.

The Company has had losses of $3,562,618 since inception. During the year ended December 31, 2001, the Company experienced a closing of its sole operating center and a reduction in working capital. The Company is seeking financing through equity financing. There can be no assurance that the Company will be able to obtain funding terms acceptable to the Company. These factors indicate that the Company may not be able to continue, as a going concern.

Recent Accounting Pronouncements
--------------------------------

SFAS No. 141, "Business Combinations", establishes financial accounting and reporting standards for business combinations and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. Adoption of SFAS No. 141 is not expected to have a material effect on the Company, inasmuch as the Company has historically not participated in any business combinations.

SFAS No. 142, "Goodwill and Other Intangible Assets", establishes financial accounting and reporting standards for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 establishes standards as to how intangible assets that are acquired (but not acquired in a business combination) should be accounted for in financial statements upon their acquisition. In addition, SFAS No.142 establishes standards how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of SFAS No. 142 is not expected to have a material effect on the Company, inasmuch as the Company has historically not had a material amount of intangible assets and no goodwill recorded in the financial statements.

Item 7.  Financial Statements

               STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)


                        Table of Contents





Independent Auditors' Report.....................................    F-1

Financial Statements:

   Balance Sheets................................................    F-2

   Statements of Operations......................................    F-3

   Statements of Stockholders' Equity............................    F-4

   Statements of Cash Flows......................................    F-5


Notes to Financial Statements....................................    F-6

                    Independent Auditors' Report
                    ----------------------------

To the Stockholders and Board of Directors of Stanfield Educational Alternatives, Inc.:


We have audited the accompanying balance sheets of Stanfield Educational Alternatives, Inc. (a development stage company) (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period March 23, 1999 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanfield Educational Alternatives, Inc. as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended, and for the period March 23, 1999 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 10 to the financial statements, the Company's net loss during the development period and the need to obtain substantial additional funding to meet its obligations and complete its development raises substantial doubt about the entity's ability to continue as a going concern. Management's plans and intentions with regard to these matters are discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/  TEDDER, JAMES, WORDEN, & ASSOCIATES, P.A.


April 17, 2002
Orlando, Florida

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (A Development Stage Company)

                             Balance Sheets

                       December 31, 2001 and 2000

                                                         2001              2000
                                                     -----------       -----------
                           Assets
                           ------
Current assets:
  Cash                                               $      -                 -
  Accounts receivable (net of allowance for
    doubtful accounts of $0 and $12,728
    in 2001 and 2000, respectively)                         -                5,105
                                                     -----------       -----------
       Total current assets                                 -                5,105

Property and equipment, net                               34,921           218,412

Intangible assets, net                                   239,393           319,263
Other assets                                                -               46,632
                                                     -----------       -----------
       Total assets                                  $   274,314           589,412
                                                     ===========       ===========

            Liabilities and Stockholders' Equity
            ------------------------------------

Current liabilities:
  Accounts payable                                   $   211,687           131,492
  Bank overdraft                                            -               11,166
  Accrued expenses                                       279,619           158,646
  Due to related parties                                 368,581            41,330
  Notes payable                                          226,466           201,466

       Total current liabilities                       1,086,353           544,100

Stockholders' equity:
  Series 2001 convertible preferred stock                 49,000              -
  Series 2001 A convertible preferred stock                 -                 -
  Series 2001 B convertible preferred stock                 -                 -
  Common stock                                         2,701,579         2,701,579
  Accumulated deficit                                 (3,562,618)       (2,656,267)
                                                     -----------       -----------
       Total stockholders' equity                       (812,039)           45,312
                                                     -----------       -----------
       Total liabilities and stockholders' equity    $   274,314           589,412
                                                     ===========       ===========





See accompanying notes to the financial statements.

               STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                       Statements of Operations


                                                                    Cumulative for
                                                                      the period
                                                                     from March 23,
                                     Year ended       Year Ended    1999 (inception)
                                    December 31,     December 31,       through
                                        2001             2000        Dec. 31, 2001
                                    ------------     ------------   ---------------
Net sales                           $      9,004           36,740            45,744
Cost of sales                            -                    264               264
                                    ------------     ------------   ---------------
   Net revenue                             9,004           36,476            45,480

Operating expenses                       574,636        2,444,055         3,251,055

Other expenses:
  Interest expense                        24,770           14,720            41,094
  Impairment of assets                    90,949             -               90,949
  Provision for loss on non-
    cancelable leases                    225,000             -              225,000
                                    ------------     ------------   ---------------

   Total expense                         915,355        2,458,775         3,608,098
                                    ------------     ------------   ---------------
   Net loss                         $   (906,351)      (2,422,299)       (3,562,618)
                                    ============     ============   ===============

Loss per common share:
  Basic and diluted                 $      (7.68)          (22.48)
                                    ============     ============
Weighed average common shares
  outstanding:
    Basic and diluted                    117,955          107,772
                                    ============     ============



See accompanying notes to the financial statements.

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (A Development Stage Company)

                   Statements of Stockholders' Equity

          For the years ended December 31, 2001 and 2000 and the period from May 23, 1999 (Inception) to December 31, 2001


                                                                                    Additional
                              Preferred Stock                Common stock             Paid in      Accumulated
                            Shares          Amount        Shares        Amount      Capital          deficit       Total
                          -----------    ------------  -----------    -----------   ------------   -----------   -----------

Balance March 23,
  1999 (inception)               -       $       -            -              -              -             -             -

Issuance of stock                -               -       1,510,000          1,510        241,524          -          243,034

Shares issued to reflect
  re-capitalization of
  reverse acquisition            -               -       5,345,000        241,524       (241,524)         -             -

Net loss                         -               -            -              -              -         (233,968)     (233,968)
                          -----------    ------------  -----------    -----------   ------------   -----------   -----------

Balances at
  December 31, 1999              -               -       6,855,000        243,034           -         (233,968)        9,066

Issuance of common stock         -               -         405,140        403,140           -             -          403,140

Issuance of common stock
  for services                   -               -       2,069,250      2,055,405           -             -        2,055,405

Net loss                         -               -            -              -              -       (2,422,299)   (2,422,299)
                          -----------    ------------  -----------    -----------   ------------   -----------   -----------

Balances at
  December 31, 2000              -               -       9,329,390      2,701,579           -       (2,656,267)       45,312

Reverse stock split              -               -      (9,211,435)          -              -             -             -

Issuance of Series 2001
  convertible preferred
  stock                        25,500          49,000         -              -              -             -           49,000

Issuance of Series 2001 A
  convertible preferred
  stock                     5,603,000             -           -              -              -             -             -

Issuance of Series 2001 B
  convertible preferred
  stock                     5,643,175             -           -              -              -             -             -

Net loss                         -                -           -              -              -         (906,351)     (906,351)
                          -----------    ------------  -----------    -----------   ------------   -----------   -----------
Balances at
  December 31, 2001        11,271,675    $     49,000      117,955      2,701,579           -       (3,562,618)     (812,039)
                          ===========    ============  ===========    ===========   ============   ===========   ===========



See accompanying notes to the financial statements.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (A Development Stage Company)

                         Statements of Cash Flows

                                                                              Cumulative for
                                                                                the period
                                                                               from March 23,
                                               Year ended       Year Ended    1999 (inception)
                                              December 31,     December 31,       through
                                                  2001             2000        Dec. 31, 2001
                                              ------------     ------------   ---------------
Cash flows from operating activities:
  Net loss                                    $   (906,351)    $ (2,422,299)  $    (3,562,618)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
      Depreciation and amortization                107,406          135,035           243,537
      Loss on impairment of asset                   90,949             -               90,949
      Provision for loss on non-cancelable
        leases                                     225,000             -              225,000
      Common stock issued for services                -           2,055,405         2,055,405
      Due to related parties for services          350,000             -              350,000
      Cash provided by changes in:
        Accounts receivable                          5,105           (5,105)             -
        Prepaid expenses                              -               1,673              -
        Other assets                                46,632          (46,632)             -
        Accounts payable                            80,195          106,834           211,687
        Bank overdraft                             (11,166)          11,166              -
        Accrued expenses                           (39,021)         132,418           119,625
                                              ------------     ------------   ---------------
        Net cash used by operating
        activities                                 (51,251)         (31,505)         (266,415)

Cash flows used by investing activities:
  Acquisitions of property and equipment              -            (191,154)         (274,453)
                                              ------------     ------------   ---------------

Cash flows from financing activities:
  Due to related parties                           (22,749)        (402,270)         (380,772)
  Proceeds from the issuance of preferred
    stock                                           49,000             -               49,000
  Proceeds from the issuance of
    capital stock                                     -             403,140           646,174
  Proceeds from the issuance of
    notes payable                                   25,000          190,426           226,466
                                              ------------     ------------   ---------------
        Net cash provided by
        financing activities                        51,251          191,296           540,868
                                              ------------     ------------   ---------------
        Net decrease in cash and cash
        equivalents                                   -             (31,363)             -

Cash and cash equivalents -
  beginning of period                                 -              31,363              -
                                              ------------     ------------   ---------------
Cash and cash equivalents -
  end of period                               $       -                -                 -
                                              ============     ============   ===============
Supplemental disclosure of cash
  flow information:
    Cash paid for interest                    $       -              14,720            15,310
                                              ============     ============   ===============
Non-cash activity:
  Purchase of other assets from
    related parties                           $       -                -              399,353
                                              ============     ============   ===============
Reduction of capital lease obligation
  upon abandonment of assets                  $     65,006             -               65,006
                                              ============     ============   ===============



See accompanying notes to the financial statements.

             STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                  (A Development Stage Company)

                   Notes to Financial Statements

(1)  Summary of Significant Business and Accounting Policies

     (a)   Organization

In December 1999, Innovative Technology Systems, Inc. ("Innovative") authorized and entered into an agreement affecting a tax-free exchange in a reorganization pursuant to IRS Code 368(a)(1)(A). Pursuant to the agreement, Innovative exchanged one share of its previously authorized but unissued shares of no par common stock in exchange for two shares of Stanfield Educational Alternatives, Inc.'s (the "Company") common stock. In accordance with the agreement, Innovative acquired all of the issued and outstanding shares of the Company in exchange for shares of Innovative. For accounting purposes, the acquisition has been treated as an acquisition of Innovative Technology Systems, Inc. by the Company and as a re-capitalization ("Reverse Acquisition") of the Company. The financial statements are those of the Company. Pro forma information is not presented, since the combination is a re-capitalization rather than a business combination.

During 2000, Innovative Technology Systems, Inc. changed its name to Stanfield Educational Alternatives, Inc. ("Stanfield") and simultaneously the former Stanfield Educational
Alternatives, Inc. changed its name to Innovative Technology
Systems, Inc.

The Company is an educational corporation and franchiser of the Stanfield Ed-vancement Centers, a system that provides a comprehensive range of educational and tutorial services to individuals of all ages. The Company has developed a variety of specialized educational programs, including a computer global Internet educational campus in various languages. The Company has developed a variety of educational programs for children of all ages for both video and television production.

The Company is in its development stage and needs substantial additional capital to complete its development and to reach an operating stage. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and therefore, will recover the reported amount of its assets and satisfy its liabilities on a timely basis in the normal course of its operations. See Note 9 to the financial statements for a discussion of commitments and contingencies and Note 10 to the financial statements for a discussion of management's plans and intentions.


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

     (d)  Use of Estimates (Contd.)

assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (f)   Revenue Recognition

The Company records revenue as earned when goods or services are provided.

     (g)   Income Taxes

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

     (h)   Loss Per Share

Basic loss per common share amounts are based on the weighted average shares outstanding of 117,955 and 107,772 for the years ended December 31, 2001 and 2000, respectively. Diluted loss per common share amounts reflect the potential dilution that could occur if convertible preferred shares are converted into common stock. No conversion is assumed if such conversion would have an antidilutive effect on diluted loss per common share amounts. The weighted average shares outstanding for the year ended December 31, 2000 have been adjusted for the one-for-eighty stock split in 2001.

     (i)   Reclassifications

Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.


(2)  Leases

Operating
---------

During 2000 the Company entered into a lease for office and storage space under a non-cancelable operating lease with an original lease term of five years. Lease payments totaled $6,840 per month and increased on a yearly basis. During 2001, the lease was amended to reflect the Company's relocation to a smaller suite within the building. The Company has defaulted on this lease obligation. The lessor has expressed an intention to enforce the terms of the lease, and in December 2001, the Circuit Court of Duval County entered a Final Summary Judgement against the President, individually, for $33,892 for unpaid rent and against the Company for $223,733 for non-cancelable future obligations under the lease. As a result, the Company has included all non-cancelable obligations under this lease in current liabilities and has recorded a provision for loss on these leases of $225,000 at December 31, 2001. Total lease payments made during the year ended December 31, 2001 were $12,247.

Capital
-------

During the current year, the Company defaulted on a number of leases classified as capital leases. Certain of the assets under these leases have been abandoned or returned to the lessor; others have been maintained by the Company because the lessor has elected to enforce the terms of the lease. For those leases for which assets were abandoned or returned to

             STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                  (A Development Stage Company)

                   Notes to Financial Statements


(2)  Leases, Continued

the lessor, the Company has reduced its capital lease obligations by $65,006. For those leases for which assets have been retained, the Company has included the remaining obligations under the leases of $29,849 in accrued expenses.



(3)  Property and Equipment

At December 31, 2001 and 2000, property and equipment consists of the following:

                                            2001           2000
                                        ------------   ------------
     Computer software                  $     41,201         44,107

     Furniture and equipment                  20,000        230,346
                                        ------------   ------------
                                              61,201        274,453
                                        ------------   ------------

     Less accumulated depreciation           (26,280)       (56,041)
                                        ------------   ------------
     Property and equipment, net        $     34,921        218,412
                                        ------------   ------------


The Company's default on certain capital lease obligations and other events and circumstances in the current year have indicated that the book value of certain long-lived assets may not be recoverable. Management has estimated the impairment to these assets and reduced the asset balances to their estimated net realizable value. The loss on impairment of assets at December 31, 2001 consists of the following:

     Write off of book value of
        long-lived assets                    $  155,955
        Less: reduction of associated
          capital lease obligations             (65,006)
                                             ----------
        Impairment of assets                 $   90,949


Depreciation expense for the years ended December 31, 2001 and 2000 was $27,536 and $55,165, respectively.


(4)     Intangible Assets

At December 31, 2001 and 2000, intangible assets consist of the following:


                                        2001          2000
                                     ---------     ---------
     Writer's consent                $     245           245

     Literary properties                15,000        15,000

     Intellectual properties           384,108       384,108
                                     ---------     ---------
                                       399,353       399,353

     Less accumulated amortization    (159,960)      (80,090)
                                     ---------     ---------
       Total other assets            $ 239,393       319,263
                                     =========     =========

             STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                  (A Development Stage Company)

                   Notes to Financial Statements

(4)  Intangible Assets, Continued

These assets were purchased from the National Children's Reading Foundation on December 30, 1999. The National Children's Reading Foundation is a not-for-profit company whose shares are held by Lawrence Stanfield, who is a substantial shareholder of Stanfield Educational Alternatives, Inc. These assets are being amortized utilizing the straight-line method over a five-year life.

Management reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the opinion of management, no such impairment has occurred.

Amortization expense for the years ended December 31, 2001 and 2000 was $79,870 each year.


(5)  Notes Payable

Notes payable at December 31, 2001 and 2000 consist of note agreements with various individuals bearing interest at rates varying from 10% to 12%. Because these notes are in default, the total outstanding balances of $226,466 at December 31, 2001 and $201,466 at December 31, 2000 have been classified as current liabilities.


(6)  Capitalization

     (a)   Common Stock

The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange, the Company acquired all issued and outstanding shares of common stock of the former Stanfield in exchange for shares of the Company. For accounting purposes, the transaction was treated as a recapitalization ("Reverse Acquisition").

On January 19, 2001, the majority shareholders and the Board of Directors approved an eighty-for-one split of the Company's common stock to holders of record on February 21, 2001.

     (b)   Preferred Stock

On January 19, 2001, the majority shareholders and the board of directors approved the creation of a class of 15,000,000 shares of preferred stock and the Board authorized the following issuances after the filing of the Articles of Amendment to the Articles of Incorporation:

             STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                  (A Development Stage Company)

                   Notes to Financial Statements

(6)     Capitalization, Continued

     (b)   Preferred  Stock, Continued

           (i) The Board of Directors has designated three different series of preferred stock to be issued to three different groups. Namely, 2,000,000 shares of Series 2001 Convertible Preferred Stock, 5,593,000 shares of Series 2001A Convertible Preferred Stock and 5,643,175 shares of Series 2001B Convertible Preferred Stock.

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

           At December 31, 2001, 25,500 of these shares were issued and outstanding.

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

             STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                  (A Development Stage Company)

                   Notes to Financial Statements


(6)  Capitalization, Continued

     (b)   Preferred  Stock, Continued

           (ii)  Each share of Series 2001A Convertible Preferred
                 Stock may, at the option of the holder, be converted into shares of common stock on a one for one basis at any time after February 1, 2002.

     At December 31, 2001, 5,603,000 of these shares were issued and outstanding.

Series 2001B Convertible Preferred Stock was approved to be issued by the Board of Directors pursuant to agreements for consulting and investment banking services, to Coral Ridge, Inc. Series 2001B Convertible Preferred Stock carries the following preferences:

           (i)   Shares of Series 2001B Convertible Preferred
                 Stock shall have no voting rights. However, the Company may not (1) alter or change any of the powers, preferences, privileges or rights of Series 2001B Convertible Preferred Stock; (2) create a new class or series of shares having preferences; or (3) amend the provisions of this paragraph without first obtaining the approval by vote or written consent of at least a majority of the outstanding Series 2001B Convertible Preferred Stock, voting separately as a class.

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

     At December 31, 2001, 5,643,175 of these shares were issued and oustanding.


(7)  Income Tax

The Company has no provision for taxes as they have a net operating loss of approximately $3,400,000 that expires in varying times through the year 2016. The total deferred tax asset associated with the net operating loss has been reduced by a valuation allowance to $0 at December 31, 2001, and no net deferred asset has been recorded, as the possibility of utilizing the net operating loss is dependent on the Company achieving profitable operations.

             STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                  (A Development Stage Company)

                   Notes to Financial Statements




(8)   Related Party Transactions

The president and principal stockholder and certain employees from time to time make advances to the Company. The advances are non-interest bearing and have been made principally for working capital purposes. No advances are outstanding at December 31, 2001.

The Company has an outstanding obligation at December 31, 2001 of $18,581, owned by the president and principal stockholder of the Company. At December 31, 2001, the Company owes a significant shareholder $350,000 arising as part of the Reverse Acquisition transaction.


(9)   Commitments and Contingencies

During the current year, the Company defaulted on a number of debt and lease obligations. These obligations are in various stages of negotiation or litigation. An estimate of the Company's liability related to these obligations has been accrued in the financial statements. All such amounts are included in current liabilities.


(10)  Going Concern Matters

	The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred cumulative losses of $3,562,618 during its development stage and has classified all of its debt as current for the years ended December 31, 2001 and 2000. These factors among others may dictate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and ultimately to attain profitability.

Management anticipates, through a combination of additional debt but primarily equity financing, that the Company will successfully complete the remaining research and development of its technology and determine and implement its overall marketing strategy. However, as of December 31, 2001, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

The Company has no disagreements with the accountants.



                             PART III

Item 9.  Directors, Executive Officers Promoters and
         Control Persons

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

Compliance with Section 16(a) of the Exchange Act



Item 10. Executive Compensation

The following table sets forth the compensation received by officers.

                                       SUMMARY COMPENSATION TABLE
                                       --------------------------
                          Annual Compensation                           Long Term Compensation
                          -------------------                         ------------------------
                                                                         Awards     Payments
                                                                      -----------  -----------
                                                                      Restricted   Securities
Name of Individual                                   Other Annual     Stock        Underlying/     LTIP
and Principal Position  Year     Salary     Bonus    Compensation     Award(s)     Options/SARs    Payouts
----------------------  ----    --------    -----    ------------     ----------   ------------    -------
-------------------------------------------------------------------------------------------------------------------------

Lawrence W. Stanfield,  2001    $   -         -           -                -            -              -
  CEO                   2000      50,394      -           -                -            -              -
(Since 1/15/93)         1999      66,000      -           -                -            -              -
Persons (1)(2)          1998        -         -           -                -            -              -
                        1997        -         -           -                -            -              -
-------------------------------------------------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management


Table 1. Security Ownership of Certain Beneficial Owners


  (1)              (2)                       (3)                  (4)
                Name of                 Amount and Nature       Percent
Title of        Beneficial               of Beneficial            of
Class           Owner                      Ownership             Class
--------        ----------            --------------------    -----------
Common Stock    Lawrence W. Stanfield         40,156              34%

Series 2001 A   Lawrence W. Stanfield      4,703,000              73%
 Preferred
 Stock



Table 2. Security Ownership of Management


  (1)              (2)                       (3)                  (4)
                Name of                 Amount and Nature       Percent
Title of        Beneficial               of Beneficial            of
Class           Owner                      Ownership             Class
--------        ----------            --------------------    -----------
Common Stock    Lawrence W. Stanfield         40,156              34%

Series 2001 A   Lawrence W. Stanfield      4,703,000              73%
 Preferred
 Stock




Item 12. Certain Relations and Related Transactions

The President and principal stockholder and certain employees have made advances to the Company. The advances are non-interest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying balance sheet set forth under Item 7 herein.


Item 13. Exhibits and Reports on Form 8-K


ITEMS 1 AND 2.  INDEX TO AND DESCRIPTION OF EXHIBITS

(a)  EXHIBIT No.        EXHIBIT NAME


(b)   Reports on Form 8-K

                             SIGNATURES
                             ----------


Stanfield Educational Alternatives, Inc.


By:___/s/Lawrence W. Stanfield___________________
   Lawrence W. Stanfield, Chief Executive Officer


Date:  5-25-02