Form 10QSB
period 2002-03-31
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2002-06-06
CIK 1085115

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB


(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15 (d) of the
	Securities Exchange Act of 1934
	For the quarterly period ended March 31, 2002
[ ]	Transition report under Section 13 or 15 (d) of the
        Securities Exchange Act of 1934
        For the transition period from ______________ to ______________

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

As of March 31, 2002, the issuer had 117,955 shares of common stock outstanding.

Documents incorporated by reference: 	NONE

Transition Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                            Form 10-QSB Index
                              March 31, 2002




                                                                      Page

Part I:   Financial Information.....................................   1

  Item 1. Financial Statements......................................   1

          Condensed Balance Sheet (Unaudited).......................   1

          Condensed Statements of Operations
            January-March 2002 (Unaudited)..........................   2

          Condensed Statement of Cash Flows January-March
            2002 (Unaudited)........................................   3

          Notes to Financial Statements.............................   4

  Item 2. Management's Discussion and Analysis or
            Plan of Operation.......................................   10

Part II:  Other Information.........................................   12

  Item 1. Legal Proceedings.........................................   12

  Item 2. Change in Securities......................................   12

  Item 3. Defaults Upon Senior Securities...........................   12

  Item 4. Submission of Matters to a Vote of Security Holders.......   12

  Item 5. Other Information.........................................   12

  Item 6. Exhibits and Reports on Form 8-K..........................   12

SIGNATURES..........................................................   12

                     PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements


                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                     (A Development Stage Company)

                        Condensed Balance Sheet

                             March 31, 2002

Current assets:
  Cash                                                         $    -
  Other current assets                                              -
                                                               -----------
     Total current assets                                           -

Property and equipment, net                                         31,487
Intangible assets, net                                             219,425
                                                               -----------
     Total assets                                              $   250,912
                                                               ===========

Current liabilities:
  Accounts payable                                             $   211,687
  Accrued expenses                                                 285,494
  Due to related parties                                           399,564
  Notes payable                                                    226,466
                                                               -----------
     Total current liabilities                                   1,123,211
                                                               -----------

Stockholders' equity:
  Series 2001 convertible preferred stock                           49,000
  Series 2001 A convertible preferred stock                           -
  Series 2001 B convertible preferred stock                           -
  Common stock                                                   2,701,579
  Accumulated deficit                                           (3,622,878)
                                                               -----------
     Total stockholders' equity                                   (872,299)
                                                               -----------
     Total liabilities and stockholders' equity                $   250,912
                                                               ===========



See accompanying notes to the financial statements.

                 STANFIELD EDUCATIONL ALTERNATIVES, INC.
                      (A Development Stage Company)

                   Condensed Statements of Operations

     For the three month periods ended March 31, 2002 and 2001 and the period from March 23, 1999 (inception) to March 31, 2002


                                                                                      Cumulative for
                                                                                        the period
                                                                                      from March 23,
                                                                                     1999 (inception)
                                                                                         through
                                                         2002             2001       March 31, 2002
                                                     -----------      -----------    ---------------
Gross revenues                                       $     -                6,901             45,744
Cost of sales                                              -                 -                   264
                                                     -----------      -----------    ---------------
  Net revenue                                              -                6,901             45,480

Operating expenses                                        54,385          502,549          3,305,440

Other expenses:
  Interest expense                                         5,875            7,145             46,969
  Impairment of assets                                     -               90,949             90,949
  Provision for loss on non-cancelable leases              -              225,000            225,000
                                                     -----------      -----------    ---------------
                                                           5,875          323,094            362,918
                                                     -----------      -----------    ---------------

  Net loss                                           $   (60,260)        (818,742)        (3,622,878)
                                                     ===========      ===========    ===============
Loss per common share:
        Basic and diluted                                  (0.51)           (6.94)
                                                     ===========      ===========
Weighted average common shares outstanding:
        Basic and diluted                                117,955          117,955
                                                     ===========      ===========





See accompanying notes to the financial statements.

                STANFIELD EDUCATIONL ALTERNATIVES, INC.
                    (A Development Stage Company)

                 Condensed Statements of Cash Flows

     For the three month periods ended March 31, 2002 and 2001 and the period from March 23, 1999 (inception) to March 31, 2002


                                                                                     Cumulative for
                                                                                       the period
                                                                                      from March 23,
                                                                                     1999 (inception)
                                                                                         through
                                                         2002             2001       March 31, 2002
                                                     -----------      -----------    ---------------
Cash flows from operating activities
  Net loss                                           $   (60,260)        (818,742)        (3,622,878)
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                       23,401           37,204            266,938
      Loss on disposal of fixed assets                      -                -                  -
      Loss on impairment of assets                          -              90,949             90,949
      Provision for loss on non-cancelable leases           -             225,000            225,000
      Common stock issued for services                      -                -             2,055,405
        Increase (decrease) in cash caused by
           changes in:
             Other current assets                           -               5,105               -
             Other assets                                   -              46,632               -
             Accounts payable                               -              80,414            211,687
             Bank overdraft                                 -             (11,166)              -
             Accrued expenses                              5,875          (56,647)           125,500
             Due to related parties                       30,984          350,000            380,984
             Notes payable                                  -                -                  -
                                                     -----------      -----------    ---------------
      Net cash used by operating activities                 -             (51,251)          (266,415)

Cash flows from investing activities:
  Acquisition of property and equipment                     -                -              (274,453)

Cash flows from financing activities
  Proceeds from issuance of preferred stock                 -              49,000             49,000
  Proceeds from issuance of capital stock                   -                -               646,174
  Due to related parties                                    -             (22,749)          (380,772)
  Proceeds from issuance of notes payable                   -              25,000            226,466
                                                     -----------      -----------    ---------------
                                                            -              51,251            540,868

      Net decrease in cash                                  -                -                  -

Cash at beginning of period                                 -                -                  -
                                                     -----------      -----------    ---------------

Cash at end of period                                $      -                -                  -
                                                     ===========      ===========    ===============

Supplemental disclosure of cash flow information:
        Cash paid for interest                       $      -                -                   590
                                                     ===========      ===========    ===============


Purchase of intangible assets from related parties   $      -                -               399,353
                                                     ===========      ===========    ===============

Reduction of capital lease obligation upon
  impairment of assets                               $      -                -                65,006
                                                     ===========      ===========    ===============




See accompanying notes to the financial statements.

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (A Development Stage Company)

                      Notes to Financial Statements

                             March 31, 2002

(1)	Summary of Significant Business and Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited, condensed financial statements of Stanfield Educational Alternatives, Inc. (the "Company") have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flow in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for this three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

(b)	Organization

In December 1999, Innovative Technology Systems, Inc. ("Innovative") authorized and entered into an agreement effecting a tax-free exchange in a reorganization pursuant to IRS Code 368(a)(1)(A). Pursuant to the agreement, Innovative exchanged one share of its previously authorized but unissued shares of no par common stock in exchange for two shares of Stanfield Educational Alternatives, Inc. ("Stanfield") common stock. In accordance with the agreement, Innovative acquired all of the issued and outstanding shares of Stanfield in exchange for shares of Innovative. For accounting purposes, the acquisition has been treated as an acquisition of Innovative by Stanfield and as a recapitalization ("Reverse Acquisition") of Stanfield. Subsequent to the recapitilization, Innovative changed its name to Stanfield Educational Alternatives, Inc. and is herein referred to as the Company.

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

The Company has reviewed its long-lived assets and intangibles for impairment and has determined that no adjustment is necessary to the carrying value of long-lived assets.

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

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (A Development Stage Company)

                      Notes to Financial Statements


(2)	Property and Equipment

At March 31, 2002, property and equipment consists of the following:

     Furniture and equipment                         $   20,000
     Computer software                                   41,201
                                                     ----------
        Total property and equipment                     61,201
     Less accumulated depreciation                      (29,714)
                                                     ----------
        Net property and equipment                   $   31,487
                                                     ==========

The Company's default on certain capital lease obligations and other events and circumstances in 2001 indicated that the book value of certain long-lived assets may not be recoverable. Management estimated the impairment to these assets and reduced the asset balances to their estimated net realizable value at that time. In the opinion of management, no additional impairment has occurred.

Depreciation expense for the quarter ended March 31, 2002 was $3,433.


(3)	Intangible Assets

At March 31, 2002, intangible assets consist of the following:

     Writers' consent                                $      245
     Literary properties                                 15,000
     Intellectual properties                            348,108
                                                     ----------
        Total other assets                              399,353
     Less accumulated amortization                     (179,928)
                                                     ----------
        Net intangible assets                        $  219,425
                                                     ==========


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

Amortization expense for the quarter ended March 31, 2002 was $19,968.


(4)	Capitalization

The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange the Company acquired all issued and outstanding shares of common stock of Stanfield in exchange for shares of the Company. For accounting purposes the transaction was treated as a recapitalization ("Reverse Acquisition"). In February 2001, the Company affected an eighty-for-one reverse stock split. At March 31, 2002, the Company had issued 117,955 shares of common stock.

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

At March 31, 2002, 25,500 of these shares were issued and outstanding.

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

At March 31, 2002, 5,603,000 of these shares were issued and outstanding.

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

At March 31, 2002, 5,643,175 of these shares were issued and outstanding.


(5)	Income Tax

The Company has no provision for taxes as it has a net operating loss of approximately $3,600,000 that expires in varying times through 2016. No deferred asset has been recorded, as the possibility of benefiting from the net operating loss is dependent on the Company achieving profitable operations.


(6)	Related Party Transactions

The president and principal stockholder and certain employees from time to time make advances to the Company. The advances are non-interest bearing and have been made principally for working capital purposes. No advances are outstanding at March 31, 2002.


(7)	Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred cumulative losses of $3,622,878 during its development stage and has classified all of its debt as current. These factors among others may dictate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and ultimately to attain profitability.

Management anticipates, through a combination of additional debt but primarily equity financing, that the Company will successfully complete the remaining research and development of its technology and determine and implement its overall marketing strategy. However, as of March 31, 2002, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined.

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

During 1999, the Company's focus was to find a suitable partner to execute its business plan. This was realized with the share exchange of Stanfield Educational Alternatives, Inc. on December 10, 1999 with Innovate Technology Systems, Inc. The Company's focus in 2000 was to develop and utilize the Company's proprietary products by opening corporate Ed-vancement Centers and the sale of franchised Ed-vancement Centers. The first Center was opened on April 24, 2000. The results of operations during 2000 and 2001 fell substantially short of management's expectations, and due to financial difficulties, the Company was forced to close this center in March 2001. The Company's focus since that time has been and will be to continue to develop the company's proprietary products and to generate sufficient capital to finance the Company's business plan and satisfy outstanding debt obligations.

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

Due to the financial difficulties, the Company defaulted on a number of debt and lease obligations. The company was evicted from its premises and several judgments totaling approximately $300,000 were issued against the Company. The company is currently trying to resolve these obligations through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will have a material adverse affect on the ability of the company to operate properly in the future.


Item 2.	Change in Securities

None


Item 3.	Defaults Upon Senior Securities

The Company is in default of substantially all of its lease agreements and notes payable.


Item 4.	Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the quarter ended March 31, 2002.


Item 5.	Other Information

None


Item 6.	Exhibits and Reports on Form 8-K

None


                             SIGNATURES
                             ----------

Stanfield Educational Alternatives, Inc.

By /s/  Lawrence W. Stanfield
  --------------------------------------
  Lawrence W. Stanfield,
  Chief Executive Officer

  Date: June 7, 2002