Form 10QSB
period 2002-06-30
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2002-08-16
CIK 1085115

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-QSB


(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15 (d) of the
	Securities Exchange Act of 1934

	For the quarterly period ended June 30, 2002
                                      ---------------

[ ]	Transition report under Section 13 or 15 (d) of the
        Securities Exchange Act of 1934
        For the transition period from _____________ to _______________

                    Commission File Number: 000-25947

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
             ----------------------------------------------
             (Name of Small Business issuer in its Charter)


        Florida                                               65-0386286
-------------------------------                           -------------------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                            Identification No.)

	1557 Cesery Boulevard
        Jacksonville, FL                             32211
    ----------------------------------------      ----------
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

As of June 30, 2002, the issuer had 2,136,538 shares of common stock outstanding.

Documents incorporated by reference: 	NONE

Transition Small Business Disclosure Format (check one):   YES [ ]    NO [X]

                   STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                              Form 10-QSB Index
                               June 30, 2002

                                                                          Page

Part I: Financial Information...........................................    1

  Item 1.   Financial Statements........................................    1
            Condensed Balance Sheet - June 30, 2002 (Unaudited).........    1
            Condensed Statements of Operations for the three month
               periods ended June 30, 2002 and 2001 (Unaudited)..........   2
            Condensed Statements of Operations for the six month
               periods ended June 30, 2002 and 2001 and cumulative
               for the period from March 23, 1999 (inception) to
               June 30, 2002 (Unaudited).................................   3
            Condensed Statements of Cash Flows for the six month
               periods ended June 30, 2002 and 2001 and cumulative
               for the period from March 23, 1999 (inception) to
               June 30, 2002 (Unaudited).................................   4
            Notes to Financial Statements................................   5

  Item 2.   Management's Discussion and Analysis or
            Plan of Operation............................................  11

Part II:    Other Information............................................  13

  Item 1.   Legal Proceedings............................................  13
  Item 2.   Change in Securities.........................................  13
  Item 3.   Defaults Upon Senior Securities..............................  13
  Item 4.   Submission of Matters to a Vote of Security Holders..........  13
  Item 5.   Other Information............................................  13
  Item 6.   Exhibits and Reports on Form 8-K.............................  13

SIGNATURES...............................................................  13

                      PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (A Development Stage Company)

                         Condensed Balance Sheet
                               June 30, 2002


Current assets:
  Cash                                                      $          -

       Total current assets                                            -

Property and equipment, net                                       28,054
Intangible assets, net                                           199,457
                                                            ------------
       Total assets                                         $    227,511
                                                            ============

Current liabilities:
  Accounts payable                                          $    212,819
  Accrued expenses                                               304,700
  Due to related parties                                         426,168
  Notes payable                                                  226,466
                                                            ------------
       Total current liabilities                               1,170,153
                                                            ------------

Stockholders' deficiency:
  Series 2001 convertible preferred stock                         49,000
  Series 2001 A convertible preferred stock                            -
  Series 2001 B convertible preferred stock                            -
  Common stock                                                 2,701,579
  Accumulated deficit                                         (3,693,221)
                                                            ------------
       Total stockholders' deficiency                           (942,642)
                                                            ------------

       Total liabilities and stockholders' deficiency       $    227,511
                                                            ============



See accompanying notes to the financial statements.

             STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                   (A Development Stage Company)

                Condensed Statements of Operations

       For the three month periods ended June 30, 2002 and 2001

                                                       2002            2001
                                                    -----------     -----------
Gross revenues                                      $         -           2,081

Operating expenses                                       44,818          25,270

Other expenses:
  Interest expense                                       25,525           5,875
                                                    -----------     -----------
      Net loss                                      $   (70,343)        (29,064)
                                                    ===========     ===========

Loss per common share:
  Basic and diluted                                       (0.16)          (0.25)
                                                    ===========     ===========

Weighted average common shares outstanding:
  Basic and diluted                                     428,506         117,955
                                                    ===========     ===========





See accompanying notes to the financial statements.

              STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                  (A Development Stage Company)

                Condensed Statements of Operations

    For the six month periods ended June 30, 2002 and 2001 and the period from March 23, 1999 (inception) to June 30, 2002



                                                                                      Cumulative for
                                                                                        the period
                                                                                       from March 23,
                                                                                      1999 (inception)
                                                                                          through
                                                             2002          2001        June 30, 2002
                                                          ----------    ----------    ----------------

Gross revenues                                            $        -         8,982        45,744
Cost of sales                                                      -             -           264
                                                          ----------     ---------    ----------
    Net revenue                                                    -         8,982        45,480

Operating expenses                                            99,203       527,819     3,350,258

Other expenses:
  Interest expense                                            31,400        13,020        72,494
  Impairment of assets                                             -        90,949        90,949
  Provision for loss on non-cancelable leases                      -       225,000       225,000
                                                          ----------     ---------    ----------
                                                              31,400       328,969       388,443
                                                          ----------     ---------    ----------
    Net loss                                              $ (130,603)     (847,806)   (3,693,221)
                                                          ==========     =========    ==========
Loss per common share:
  Basic and diluted                                            (0.48)        (7.18)
                                                          ==========     =========
Weighted average common shares outstanding:
  Basic and diluted                                          274,088       117,955
                                                          ==========     =========




See accompanying notes to the financial statements.

               STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                  Condensed Statements of Cash Flows

       For the six month periods ended June 30, 2002 and 2001 and the period from March 23, 1999 (inception) to June, 2002




                                                                                      Cumulative for
                                                                                        the period
                                                                                       from March 23,
                                                                                      1999 (inception)
                                                                                          through
                                                             2002          2001        June 30, 2002
                                                          ----------    ----------    ----------------
Cash flows from operating activities
  Net loss                                                $ (130,603)     (847,806)       (3,693,221)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                           46,802        60,605           290,339
      Loss on impairment of assets                                 -        90,949            90,949
      Provision for loss on non-cancelable leases                  -       225,000           225,000
      Common stock issued for services                             -             -         2,055,405
      Increase (decrease) in cash caused by
        changes in:
          Other current assets                                     -         5,105                 -
          Other assets                                             -        46,632                 -
          Accounts payable                                     1,132        80,195           212,819
          Bank overdraft                                           -       (11,166)                -
          Accrued expenses                                    25,081       (50,765)          144,707
          Due to related parties                              57,588       350,000           426,168
                                                          ----------    ----------    --------------
      Net cash used in operating activities                        -       (51,251)         (247,834)

Cash flows from investing activities:
  Acquisition of property and equipment                            -             -          (274,453)

Cash flows from financing activities
  Proceeds from issuance of preferred stock                        -        49,000            49,000
  Proceeds from issuance of capital stock                          -             -           646,174
  Due to related parties                                           -       (22,749)         (399,353)
  Proceeds from issuance of notes payable                          -        25,000           226,466
                                                          ----------    ----------    --------------
      Net cash provided by financing activities                    -        51,251           522,287
                                                          ----------    ----------    --------------
      Net decrease in cash                                         -             -                 -

Cash at beginning of period                                        -             -                 -
                                                          ----------    ----------    --------------

Cash at end of period                                     $        -             -                 -
                                                          ==========    ==========    ==============


Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $        -             -            15,310
                                                          ==========    ==========    ==============

Noncash activity:

Purchase of intangible assets from related party          $        -              -          399,353
                                                          ==========    ==========    ==============

Reduction of capital lease obligation upon
  impairment of assets                                    $        -              -           65,006
                                                          ==========    ==========    ==============




See accompanying notes to the financial statements.

            STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                  (A Development Stage Company)

                  Notes to Financial Statements

                         June 30, 2002


(1)	Summary of Significant Business and Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited, condensed financial statements of Stanfield Educational Alternatives, Inc. (the "Company") have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flow in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for this three-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended
December 31, 2002.

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

            STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                  (A Development Stage Company)

                  Notes to Financial Statements


(2)	Property and Equipment

At June 30, 2002, property and equipment consists of the following:

      Furniture and equipment                $  20,000
      Computer software                         41,201
                                             ---------
      Total property and equipment             	61,201
      Less accumulated depreciation            (33,147)
                                             ---------
           Net property and equipment        $  28,054
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

Depreciation expense for the three month periods ended June 30, 2002 and 2001 was $3,433 and $3,433, respectively, and for the six month periods ended June 30, 2002 and 2001, depreciation expense was $6,866 and $20,669, respectively.


(3)	Intangible Assets

At June 30, 2002, intangible assets consist of the following:

      Writers' consent                       $     245
      Literary properties                       15,000
      Intellectual properties                  348,108
                                             ---------
          Total other assets                   399,353
      Less accumulated amortization           (199,896)
                                             ---------
          Net intangible assets              $ 199,457
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

Amortization expense for the three month periods ended June 30, 2002 and 2001 was $19,968 and $19,968, respectively, and for the six month periods ended June 30, 2002 and 2001, amortization expense was $39,936 and $39,936, respectively.


(4)	Capitalization

The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange the Company acquired all issued and outstanding shares of common stock of Stanfield in exchange for shares of the Company. For accounting purposes the transaction was treated as a recapitalization ("Reverse Acquisition"). In February 2001, the Company affected an eighty-for-one reverse stock split. At June 30, 2002, the Company had issued 2,136,538 shares of common stock.

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

At June 30, 2002, 25,500 of these shares were issued and outstanding.

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

At June 30, 2002, 5,593,000 of these shares were issued and outstanding.

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

During the quarter ended June 30, 2002, 2,018,583 of these shares were converted to an equal number of common shares. At June 30, 2002, 3,624,592 of these shares were issued and outstanding.


(5)	Income Tax

The Company has no provision for taxes as it has a net operating loss of approximately $3,700,000 that expires in varying times through 2016. No deferred asset has been recorded, as the possibility of benefiting from the net operating loss is dependent on the Company achieving profitable operations.


(6)	Related Party Transactions

The president, principal stockholders, and certain employees from time to time make advances to the Company. The advances are non-interest bearing and have been made for financing and working capital purposes. During the quarter ended June 30, 2002, $26,604 was advanced to the Company. At June 30, 2002, the total of such advances was $426,168.


(7)	Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred cumulative losses of $3,693,221 during its development stage and has classified all of its debt as current. These factors among others may dictate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and ultimately to attain profitability.

Management anticipates, through a combination of additional debt but primarily equity financing, that the Company will successfully complete the remaining research and development of its technology and determine and implement its overall marketing strategy. However, as of June 30, 2002, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined.

            STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                  (A Development Stage Company)

                  Notes to Financial Statements



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

Due to the financial difficulties, the Company defaulted on a number of debt and lease obligations. The company was evicted from its premises and several judgments totaling approximately $300,000 were issued against the Company. The company is continuing in its efforts to resolve these obligations through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will have a material adverse affect on the ability of the company to operate properly in the future.


Item 2.	Change in Securities

During the quarter ended June 30, 2002, 2,018,583 shares of Series 2001B Convertible Preferred Stock were converted into a like number of common shares.


Item 3.	Defaults Upon Senior Securities

The Company is in default of substantially all of its lease agreements and notes payable.


Item 4.	Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the quarter ended June 30, 2002.


Item 5.	Other Information

None


Item 6.	Exhibits and Reports on Form 8-K

None


SIGNATURES

Stanfield Educational Alternatives, Inc.

By /s/	Lawrence W. Stanfield
  ---------------------------
  Lawrence W. Stanfield,
  Chief Executive Officer

  Date: ___August 16, 2002___