Form 10QSB
period 2002-09-30
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2002-12-09
CIK 1085115

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15 (d) of the
	Securities Exchange Act of 1934

	For the quarterly period ended September 30, 2002

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the transition period from ___________ to _________________


                      Commission File Number: 000-25947


                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                ----------------------------------------------
		(Name of Small Business issuer in its Charter)


          Florida                                        65-0386286
-------------------------------                       -------------------
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                        Identification No.)

2771-29 Monument Road, Suite #336 Jacksonville, FL           32225
--------------------------------------------------        ----------
    (Address of Principal Executive Offices)              (Zip Code)


                                  904-707-2255
                          ---------------------------
                          (Issuer's Telephone Number)


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

As of September 30, 2002, the issuer had 7,055,314 shares of common stock outstanding.

Documents incorporated by reference: 	NONE

Transition Small Business Disclosure Format (check one):   YES [ ]    NO [X]

                   STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                               Form 10-QSB Index
                              September 30, 2002



                                                                      Page

Part I: Financial Information.......................................   1

        Item 1. Financial Statements................................   1
                Condensed Balance Sheet - September 30, 2002
                  (Unaudited).......................................   1
                Condensed Statements of Operations for the
                  three-month periods ended September 30, 2002
                  and 2001 (Unaudited)..............................   2
                Condensed Statements of Operations for the
                  nine-month periods ended September 30, 2002
                  and 2001 and cumulative for the period from
                  March 23, 1999 (inception) to September 30,
                  2002 (Unaudited)..................................   3
                Condensed Statements of Cash Flows for the
                  nine-month periods ended September 30, 2002
                  and 2001 and cumulative for the period from
                  March 23, 1999 (inception) to September 30,
                  2002 (Unaudited)..................................   4
                Notes to Financial Statements.......................   5

	Item 2.	Management's Discussion and Analysis or
                  Plan of Operation.................................   11

Part II:        Other Information...................................   13

        Item 1. Legal Proceedings...................................   13
        Item 2. Change in Securities................................   13
        Item 3. Defaults Upon Senior Securities.....................   13
        Item 4. Submission of Matters to a Vote of Security
                Holders.............................................   13
        Item 5. Other Information...................................   13
        Item 6. Exhibits and Reports on Form 8-K....................   13

SIGNATURES..........................................................   13

                     PART I. - FINANCIAL INFORMATION


Item 1.	Financial Statements

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (A Development Stage Company)

                        Condensed Balance Sheet

                           September 30, 2002


Current assets:
  Cash                                                        $        -
                                                              ----------

     Total current assets                                              -

Property and equipment, net                                       24,621
                                                              ----------
     Total assets                                             $   24,621
                                                              ==========

Current liabilities:
  Accounts payable                                            $  212,819
  Accrued expenses                                               316,728
  Due to related parties                                         426,168
  Notes payable                                                  226,466
                                                              ----------
     Total current liabilities                                 1,182,181
                                                              ----------


Stockholders' deficiency:
  Series 2001 convertible preferred stock                         48,400
  Series 2001 A convertible preferred stock                            -
  Series 2001 B convertible preferred stock                            -
  Common stock                                                 2,702,179
  Accumulated deficit                                         (3,908,139)
                                                              ----------
     Total stockholders' deficiency                           (1,157,560)
                                                              ----------

     Total liabilities and stockholders' deficiency           $   24,621
                                                              ==========




See accompanying notes to the financial statements.

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                     (A Development Stage Company)

                  Condensed Statements of Operations

       For the three month periods ended September 30, 2002 and 2001


                                                   2002            2001
                                               -----------     -----------
Gross revenues                                 $       -                22

Operating expenses                                   3,433          23,416

Other expenses:
  Interest expense                                  12,028           5,875
  Impairment of assets                             199,457             -
                                               -----------     -----------
     Net loss                                  $  (214,918)        (29,269)
                                               ===========     ===========


Loss per common share:
  Basic and diluted                                  (0.06)          (0.25)
                                               ===========     ===========

Weighted average common shares outstanding:
  Basic and diluted                              3,479,292         117,955
                                               ===========     ===========







See accompanying notes to the financial statements.

                   STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                        (A Development Stage Company)

                      Condensed Statements of Operations

          For the nine month periods ended September 30, 2002 and 2001 and the period from March 23, 1999 (inception) to September 30, 2002

                                                                          Cumulative for
                                                                            the period
                                                                           from March 23,
                                                                          1999 (inception)
                                                                               through
                                                2002          2001       September 30, 2002
                                             ----------    ----------    ------------------
Gross revenues                               $        -         9,004           45,744
Cost of sales                                         -             -              264
                                             ----------    ----------       ----------
      Net revenue                                     -         9,004           45,480

Operating expenses                              102,636       551,235        3,353,691

Other expenses:
  Interest expense                               43,428        18,895           84,522
  Impairment of assets                          199,457        90,949          290,406
  Provision for loss on
    non-cancelable leases                             -       225,000          225,000
                                             ----------    ----------       ----------
      Total expenses                            345,521       886,079        3,953,619
                                             ----------    ----------       ----------

      Net loss                               $ (345,521)     (877,075)      (3,908,139)
                                             ==========    ==========       ==========

Loss per common share:
  Basic and diluted                               (0.26)        (7.43)
                                             ==========    ==========

Weighted average common shares outstanding:
  Basic and diluted                           1,354,230       117,955
                                             ==========    ==========






See accompanying notes to the financial statements.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (A Development Stage Company)

                    Condensed Statements of Cash Flows

       For the nine month periods ended September 30, 2002 and 2001 and the period from March 23, 1999 (inception) to September 30, 2002




                                                                                       Cumulative for
                                                                                         the period
                                                                                        from March 23,
                                                                                       1999 (inception)
                                                                                           through
                                                             2002          2001       September 30, 2002
                                                          ----------    ----------    ------------------

Cash flows from operating activities
  Net loss                                                $ (345,521)     (877,075)       (3,908,139)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                           50,235        84,006           293,772
      Loss on impairment of assets                           199,457        90,949           290,406
      Provision for loss on non-cancelable leases               -          225,000           225,000
      Common stock issued for services                          -             -            2,055,405
        Increase (decrease) in cash caused by
          changes in:
            Other current assets                                -            5,105              -
            Other assets                                        -           46,632              -
            Accounts payable                                   1,132        80,195           212,819
            Bank overdraft                                      -          (11,166)             -
            Accrued expenses                                  37,109       (44,897)          156,735
            Due to related parties                            57,588       350,000           426,168
                                                          ----------    ----------       -----------
      Net cash used in operating activities                     -          (51,251)         (247,834)

Cash flows from investing activities:
  Acquisition of property and equipment                         -             -             (274,453)

Cash flows from financing activities
  Proceeds from issuance of preferred stock                     -           49,000            49,000
  Proceeds from issuance of capital stock                       -             -              646,174
  Due to related parties                                        -          (22,749)         (399,353)
  Proceeds from issuance of notes payable                       -           25,000           226,466
                                                          ----------    ----------       -----------
      Net cash provided by financing activities                 -           51,251           522,287
                                                          ----------    ----------       -----------
      Net decrease in cash                                      -             -                 -

Cash at beginning of period                                     -             -                 -
                                                          ----------    ----------       -----------

Cash at end of period                                     $     -             -                 -
                                                          ==========    ==========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $     -             -               15,310
                                                          ==========    ==========       ===========

Noncash activity:

Purchase of intangible assets from related party          $     -             -              399,353
                                                          ==========    ==========       ===========

Reduction of capital lease obligation upon
  impairment of assets                                    $     -             -               65,006
                                                          ==========    ==========       ===========





See accompanying notes to the financial statements.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (A Development Stage Company)

                      Notes to Financial Statements

                            September 30, 2002


(1)	Summary of Significant Business and Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited, condensed financial statements of Stanfield Educational Alternatives, Inc. (the "Company") have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flow in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for this three-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

                            September 30, 2002


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

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (A Development Stage Company)

                      Notes to Financial Statements

                            September 30, 2002


(2)	Property and Equipment

At September 30, 2002, property and equipment consists of the following:

     Furniture and equipment                         $    20,000
     Computer software                                    41,201
                                                     -----------
        Total property and equipment                      61,201
     Less accumulated depreciation                       (36,580)
                                                     -----------
        Net property and equipment                   $    24,621
                                                     ===========


The Company's default on certain capital lease obligations and other events and circumstances in 2001 indicated that the book value of certain long-lived assets may not be recoverable. Management estimated the impairment to these assets and reduced the asset balances to their estimated net realizable value at that time. In the opinion of management, no additional impairment has occurred.

Depreciation expense for the three-month periods ended September 30, 2002 and 2001 was $3,433 and $3,433, respectively, and for the nine-month periods ended September 30, 2002 and 2001, depreciation expense was $10,299 and $24,102, respectively.


(3)	Intangible Assets

During the quarter ending September 30, 2002, the intangible assets of the Company, with an unamortized cost of $199,457 were determined to have no future value to the Company and were written off to expense.

These assets were originally purchased from the National Children's Reading Foundation on December 30, 1999. The National Children's Reading Foundation is a not-for-profit company whose shares are held by Lawrence Stanfield, who is a substantial shareholder of Stanfield Educational Alternatives, Inc. These assets were being amortized utilizing the straight-line method over a five-year life.

Amortization expense for the three month periods ended September 30, 2002 and 2001 was $-0- and $19,968, respectively, and for the nine month periods ended September 30, 2002 and 2001, amortization expense was $39,936 and $59,904, respectively.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (A Development Stage Company)

                      Notes to Financial Statements

                            September 30, 2002


(4)	Capitalization

The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange the Company acquired all issued and outstanding shares of common stock of Stanfield in exchange for shares of the Company. For accounting purposes the transaction was treated as a recapitalization ("Reverse Acquisition"). In February 2001, the Company affected an eighty-for-one reverse stock split. At September 30, 2002, the Company had issued 7,055,314 shares of common stock.

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

During the quarter ended September 30, 2002, 600 of these shares were converted into 2,679 common shares. At September 30, 2002, 24,600 of these shares were issued and outstanding.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (A Development Stage Company)

                      Notes to Financial Statements

                            September 30, 2002


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

During the quarter ended September 30, 2002, 4,073,000 of these shares were converted into an equal number of common shares. At
September 30, 2002, 1,530,000 of these shares were issued and outstanding.

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

During the quarter ended September 30, 2002, 897,148 of these shares were converted into an equal number of common shares. At September 30, 2002, 2,727,444 of these shares were issued and outstanding.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (A Development Stage Company)

                      Notes to Financial Statements

                            September 30, 2002


(5)	Income Tax

The Company has no provision for taxes as it has a net operating loss of approximately $3,900,000 that expires in varying times through 2016. No deferred asset has been recorded, as the possibility of benefiting from the net operating loss is dependent on the Company achieving profitable operations.


(6)	Related Party Transactions

The president, principal stockholders, and certain employees from time to time make advances to the Company. The advances are non-interest bearing and have been made for financing and working capital purposes. At September 30, 2002, the total of such advances was $426,168.


(7)	Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred cumulative losses of $3,908,139 during its development stage and has classified all of its debt as current. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and ultimately to attain profitability.

Management anticipates, through a combination of additional debt but primarily equity financing, that the Company will successfully complete the remaining research and development of its technology and determine and implement its overall marketing strategy. However, as of September 30, 2002, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined.

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

During the quarter ended September 30, 2002, 600 of Series 2001 Convertible Preferred Stock were converted into 2,679 common shares, 4,073,000 shares of Series 2001A Convertible Preferred Stock were converted into an equal number of common shares, and 897,148 shares of Series 2001B Convertible Preferred Stock were converted into a like number of common shares.


Item 3.	Defaults Upon Senior Securities

The Company is in default of substantially all of its lease agreements and notes payable.


Item 4.	Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the quarter ended September 30, 2002.


Item 5.	Other Information

None


Item 6.	Exhibits and Reports on Form 8-K

None


                               SIGNATURES
                               ----------

Stanfield Educational Alternatives, Inc.

By /s/  Lawrence W. Stanfield
   ----------------------------------------------
   Lawrence W. Stanfield, Chief Executive Officer


Date:   12/03/02
     ---------------