Form 10KSB
period 2002-12-31
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2003-07-10
CIK 1085115

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


     [X] Annual report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2002

                        Commission File Number: 000-25947


                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)
                  Formerly Innovative Technology Systems, Inc.


               FLORIDA                                           65-0386286
   -------------------------------                           -------------------
   (State or Other Jurisdiction of                              IRS Employer
    Incorporation or Organization)                           Identification No.)

        2771-29 Monument Road,
     Suite 336, Jacksonville, FL                                   32225
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (904) 743 9094
                                 --------------
                           (Issuer's Telephone Number)


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

As of December 31, 2002, the issuer had 7,055,314 shares of Common Stock outstanding.

Documents incorporated by reference: NONE

                                     PART I
                                     ------

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

On December 10, 1999, Innovative Technology Systems, Inc. entered into an agreement with the majority shareholders of Stanfield Educational Alternatives, Inc. to purchase one hundred (100%) percent of the issued and outstanding shares in a tax- free exchange of shares. The share agreement allowed Stanfield Educational Alternatives' shareholders to receive 1 share of Innovative Technology Systems, Inc. common stock in exchange for 2 shares of Stanfield's common stock. A copy of this agreement has previously been filed with the Commission on December 16, 1999 on Form 8-K.

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

On April 24, 2000 the Company opened its first corporate Ed-vancement center, and had planned to open two additional centers in the fall of 2000. However, as of December 31, 2001 these plans were abandoned and the Corporate center was closed.

The Company was an educational corporation and franchiser of the Company Ed-vancement Centers, a network that provides a comprehensive range of educational and tutorial services to individuals of all ages. The Company also developed and published a variety of specialized educational programs including a computer global Internet educational campus in various languages. The Company developed a variety of educational programs for children of all ages for both video and television production.


Change in Business Focus and Change in Control

However, the Company was never able to commence meaningfull business operations or generate sufficient capital to launch its business. As such, the Company abandoned its plans to operate as an eductional corporation. As a result, on

June 20, 2003, Larry Stanfield entered into an agreement, subject to some conditions, to transfer his holdings in the Company to Bradley Wilson and Mr. Wilson became the Company's sole officer and director. At the presnt time, we can be defined as a "shell" company whose sole purpose at this time is to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity (hereinafter referred to as the "business opportunity").

Employees
---------

As of December 31, 2002, the Company had one (1) employee. This employee is considered full-time and is not represented by a union. The Company believes its relationship with its employee to be good.

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


Item 3.  Legal Proceedings

Due to the financial difficulties, the Company defaulted on a number of debt and lease obligations. The Company was evicted from its premises and several judgements totaling approximately $310,000 were issued against the Company. The Company is currently trying to resolve these obligations through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will have a material adverse affect on the ability of the Company to operate properly in the future.


Item 4.  Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the year ended December 31, 2002.



                                     PART II
                                     -------


Item 5.  Market for Common Equity and Related Stockholder Matters

The Company is listed on the Over-the-Counter Electronic Pink Sheets interdealer trading system. The Company's trading symbol is SEAI. No dividends were declared on the Company's Common Stock during the year ended December 31, 2002, and the Company does not anticipate paying dividends in the future. The high and low closing inter-dealer sales prices for each quarter of the last fiscal year are as follows:

                          2002
                --------------------------
                  HIGH            LOW
                ----------    ------------
1st Qtr           1.01           0.51
2nd Qtr           1.60           0.60
3rd Qtr           1.45           0.25
4th Qtr           0.15           0.10


As of December 31, 2002, the number of shareholders of record was 390.

Item 6.  Management's Discussion and Analysis or Plan of Operations

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


Results of Operations

Year Ended December  31, 2002 Compared to Year Ended December 31, 2001

Net revenue for the year ended December 31, 2002 were $0 as compared to $9,004 for the year ended December 31, 2001, or a decrease in sales of 100%. This decrease in net sales was due to the Company's facilities closing and ceasing functional operations.


Cost of sales for the year ended 2002 and 2001 were $0.

Operating expenses for 2002 were $122,861 as compared to $574,636 for 2001. This decrease (approximately 79%) was due to the Company ceasing its operations.

Other expenses for the year ended December 31, 2002 were $303,370 as compared to $340,719 for the year ended December 31, 2001. Provisions for impairment of Company assets and for losses on non-cancelable leases decreased by $91,871 in 2002 over 2001. This decrease is offset by a $54,522 increase in interest expense in 2002.

The Company's net loss for the year ended December 31, 2002 was $426,231 as compared to $906,351 for the year ended December 31, 2001, or a decrease of approximately 53%. This decrease in net loss was primarily due to the decrease in operating expenses as referenced above.

As a result of the foregoing, for the year ended December 31, 2002, the Company had a loss per share of $0.15 as compared to a loss per share of $7.68 for the year ended December 31, 2001, on both a basic and fully diluted basis. No conversion has been assumed as such conversion would have an antidilutive effect on diluted loss per common share amounts. Once again, the Company attributes the decrease in loss per share to the decrease in the Company's operating expenses.

Liquidity and Capital Resources

On December 31, 2002, the Company had a working capital deficit of approximately $1,238,270. Since its inception, the Company has continued to sustain losses. The Company's operations since inception have been funded by the sale of common and preferred stock. These funds have been used for working capital and capital expenditures and other corporate purchases.

The Company has had losses of $3,988,849 since inception. The Company is seeking financing through equity financing. There can be no assurance that the Company will be able to obtain funding at terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.


Subsequent Events

As referenced above, on June 20, 2003, the Company undwent a change of control. As a result of this, the Company is no longer in the educational business.

Because of the failure of our business, we have decided to seek out business opportunity candidates. To date, we have not undertaken any efforts to locate business opportunity candidates. We believe that this plan of operations can be conducted through the efforts of current management and will not require any additional funds. We anticipate that business opportunities will be available to us through our contacts. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by our new President, Bradley Wilson, or under his direction. We plan to investigate, to the extent believed reasonable by us, such potential business opportunities. Due to our limited experience in business analysis, we may not discover or adequately evaluate adverse facts about a potential business opportunity.

Inasmuch as we will have no funds available to us in our search for business opportunities, we will not be able to expend significant funds on a complete and exhaustive investigation of potential business opportunities. We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these expenses, our present management has paid all charges to date with his personal funds as interest free loans to us. These loans are without repayment terms and are non-interest bearing demand promissory notes. However, the only opportunity we will have for repayment of these loans will be from consummation of a business opportunity. The repayment of any loans made to the Company will not impede, or be made conditional in any manner to, consummation of a business opportunity.


Our present management has no future obligation to provide future loans to us. The failure of our management to provide loans in the future could prevent our plan to seek out business opportunities.

We have no particular business opportunity in mind and have not entered into any negotiations regarding any business opportunity. None of our management, affiliates or any promoters have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of a business opportunity between us and such other company as of December 31, 2003. We will not restrict our search to any specific business, industry, or geographical location, and we may participate in a business opportunity of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business opportunity because we have no assets and limited financial resources.

To date, we have not developed any criteria for the selection of business opportunities, and we may not develop such criteria in the future. We will seek to expand through consummation of a business opportunity which is not currently identified and which entails risks that you will not have a basis to evaluate. We may seek to expand our operations by acquiring companies in businesses that we believe will complement or enhance our business. We cannot assure you that we will be able to ultimately effect any business opportunity, successfully integrate any business into our operations or otherwise successfully develop our operations. We have not established any minimum criteria for any business opportunity, and our management may have complete discretion in determining the terms of any business opportunity. Consequently, there is no basis for you to evaluate the specific merits or risks of any potential business opportunity that we may undertake.


In the future, we do not plan to develop criteria for the selection of potential business opportunities. As such, we anticipate that Bradley Wilson, our President and sole Director will investigate, to the extent believed necessary by him, the business opportunity.

Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the perceived benefits of a fully reporting public company. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors.

Potentially, available business opportunities may arise in many different industries and at various stages of development, all of which make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We do not and will not have capital to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we can offer owners of business opportunity candidates the chance to acquire a controlling ownership interest in a publicly-held, registered company without incurring the cost and time required to become a fully reporting company or to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-Ks, 10-Ks or 10-KSBs, agreements and related reports and documents. The Exchange Act specifically requires that any business opportunity candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings required to comply with the Exchange Act. Nevertheless, we have not conducted market research and are not aware of statistical data, which would support the perceived benefits for the owners of a business opportunity.

We believe that there is a demand by non-public corporations for shell corporations that are publicly-held registered companies. We believe that demand for shells has increased dramatically since the Securities and Exchange Commission imposed burdensome requirements on "blank check" companies pursuant to Regulation 419 of the Securities Act of 1933 (the "Act"). We believe that the foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission and, as a result, has stimulated an increased demand for shell corporations. We have made the foregoing assumption, but there is no assurance that the same is accurate or correct and accordingly, no assurance can be made that we will be successful in locating a business opportunity.

Prior to making a decision regarding a business opportunity, we plan to request that we be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of present and required facilities; an analysis of risk and competitive conditions; and other information deemed relevant.

Upon the consummation of a business opportunity, we anticipate that our present management and shareholders will no longer be in control of the Company. In addition, our Director may, as part of the terms of the acquisition transaction, sell his stock in the Company or resign and be replaced by new directors without a vote of our shareholders. We do not plan to raise any capital at the present time, by private placement, public offerings, pursuant to Regulation S promulgated under the Act, as amended, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a business opportunity.

We anticipate that any securities issued as a result of our consummation of a business opportunity will be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of our transaction, we may agree to register all or a part of such securities immediately after the business opportunity is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a business opportunity and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance. The completion of any business opportunity may result in a significant issuance of shares and substantial dilution to our present stockholders.

Recent Accounting Pronouncements
--------------------------------

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations and lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a material impact on our financial position or results of operations.

Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Seqment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends ARB No.51, "Consolidated Financial Statements", to eliminate the exception to consolidation of a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged. The adoption of SFAS No. 144 had no impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,"which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" and an amendment of that Statement and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets for Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or decide their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 will have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit and disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit and disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

Item 7.  Financial Statements

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)


                                TABLE OF CONTENTS





Independent Auditors' Report..................................................8

Financial Statements:

       Balance Sheets.........................................................9

       Statements of Operations...............................................10

       Statements of Stockholders' Equity (Deficiency)........................11

       Statements of Cash Flows...............................................12

Notes to Financial Statements.................................................13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders and Board of Directors of Stanfield Educational Alternatives, Inc.:

We have audited the accompanying balance sheets of Stanfield Educational Alternatives, Inc. (a development stage company) (the "Company") as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended, and for the period March 23, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanfield Educational Alternatives, Inc. as of December 31, 2002 and 2001 and the results of their operations and cash flows for the years then ended, and for the period March 23, 1999 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Stanfield Educational Alternatives, Inc. (a development stage company) will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's net loss during the development period raises substantial doubt about the entity's ability to continue as a going concern. Management's plans and intentions with regard to these matters are discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
June 18, 2003

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           December 31, 2002 and 2001

                                Assets
                                ------                           2002               2001
                                                              -----------        ----------
Property and equipment, net                                            --            34,921

Intangible assets, net                                                 --           239,393
                                                              -----------        ----------

     Total assets                                             $        --           274,314
                                                              ===========        ==========

               Liabilities and Stockholders' Deficiency
               ----------------------------------------

Current liabilities:
   Accounts payable                                           $   176,908           211,687
   Accrued expenses                                               383,728           279,619
   Due to related parties                                         451,168           368,581
   Notes payable                                                  226,466           226,466
                                                              -----------        ----------

     Total current liabilities                                  1,238,270         1,086,353
                                                              -----------        ----------
Stockholders' deficiency:
   Series 2001 convertible preferred stock                         47,847            49,000
   Series 2001 A convertible preferred stock                           --                --
   Series 2001 B convertible preferred stock                           --                --
   Common stock                                                 2,702,732         2,701,579
   Accumulated deficit                                         (3,988,849)       (3,562,618)
                                                              -----------        ----------

     Total stockholders' deficiency                            (1,238,270)         (812,039)
                                                              -----------        ----------

     Total liabilities and stockholders' deficiency           $        --           274,314
                                                              ===========        ==========



See accompanying notes to the financial statements.

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                       CUMULATIVE FOR
                                                                                         THE PERIOD
                                                                                        FROM MARCH 23,
                                                                                       1999 (INCEPTION)
                                                   YEAR ENDED           YEAR ENDED           TO
                                                  DECEMBER 31,         DECEMBER 31,      DECEMBER 31,
                                                      2002                2001               2002
                                                  ------------         ------------    ----------------
Gross revenues                                     $       --             9,004               45,744

Cost of sales                                              --                --                  264
                                                   ----------          --------           ----------

     Net revenue                                           --             9,004               45,480

Operating expenses                                    122,861           574,636            3,373,916

Other expenses:
   Interest expense                                    79,292            24,770              120,386
   Impairment of assets                               224,078            90,949              315,027
   Provision for loss on non-cancelable leases             --           225,000              225,000
                                                   ----------          --------           ----------

     Total expenses                                   426,231           915,355            4,034,329
                                                   ----------          --------           ----------

     Net loss                                      $ (426,231)         (906,351)          (3,988,849)
                                                   ==========          ========           ==========

Loss per common share:
   Basic and diluted                                    (0.15)            (7.68)
                                                   ==========          ========

Weighted average common shares outstanding:
   Basic and diluted                                2,776,122           117,955
                                                   ==========          ========




See accompanying notes to the financial statements.

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                 For the years ended December 31, 2002 and 2001 and The period from May 23, 1999 (Inception) to
                                December 31, 2002


                              PREFERRED STOCK              COMMON STOCK          ADDITIONAL
                            --------------------     ------------------------     PAID IN      ACCUMULATED
                            SHARES       AMOUNT        SHARES        AMOUNT        CAPITAL       DEFICIT          TOTAL
                           ---------     -------     ---------     ----------    ----------    -----------     -----------

Balance March 23, 1999
  (inception)                     --     $    --            --     $       --           --     $        --     $        --

Issuance of stock                 --          --     1,510,000          1,510      241,524              --         243,034

Shares issued to reflect
  re-capitalization of
  reverse acquisition             --          --     5,345,000        241,524     (241,524)             --              --

Net loss                          --          --            --             --           --        (233,968)       (233,968)
                           ---------     -------     ---------     ----------     --------     -----------     -----------

Balances at
  December 31, 1999               --          --     6,855,000        243,034           --        (233,968)          9,066

Issuance of
  common stock                    --          --       405,140        403,140           --              --         403,140

Issuance of
  common stock
  for services                    --          --     2,069,250      2,055,405           --              --       2,055,405

Net loss                          --          --            --             --           --      (2,422,299)     (2,422,299)
                           ---------     -------     ---------     ----------     --------     -----------     -----------

Balances at
  December 31, 2000               --          --     9,329,390      2,701,579           --      (2,656,267)         45,312

Reverse stock split               --          --    (9,211,435)            --           --              --              --

Issuance of
  Series 2001
  convertible
  preferred stock             25,500      49,000            --             --           --              --          49,000

Issuance of
  Series 2001 A
  convertible
  preferred stock          5,603,000          --            --             --           --              --              --

Issuance of
  Series 2001 B
  convertible
  preferred stock          5,643,175          --            --             --           --              --              --

Net loss                          --          --            --             --           --        (906,351)       (906,351)
                           ---------     -------     ---------     ----------     --------     -----------     -----------

Balances at
  December 31, 2001       11,271,675      49,000       117,955      2,701,579           --      (3,562,618)       (812,039)

Conversion of
  Series 2001
  convertible
  preferred stock
  to common stock               (600)     (1,153)        2,679          1,153           --              --              --

Conversion of
  Series 2001 A
  convertible
  preferred stock
  to common stock         (4,073,000)         --     4,073,000             --           --              --              --

Conversion of
  Series 2001 B
  convertible
  preferred stock
  to common stock         (2,915,731)         --     2,915,731             --           --              --              --

Cancellation of
  common stock                    --          --       (54,051)            --           --              --              --

Net loss                          --          --            --             --           --        (426,231)       (426,231)
                           ---------     -------     ---------     ----------     --------     -----------     -----------

Balances at
  December 31, 2002        4,282,344     $47,847     7,055,314     $2,702,732           --     $(3,988,849)    $(1,238,270)
                           =========     =======     =========     ==========     ========     ===========     ===========


See accompanying notes to the financial statements.

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                    CUMULATIVE FOR THE
                                                              YEAR ENDED          YEAR ENDED       PERIOD FROM MARCH 23,
                                                             DECEMBER 31,        DECEMBER 31,       1999 (INCEPTION) TO
                                                                 2002                2001            DECEMBER 31, 2002
                                                             ------------        ------------      ---------------------
Cash flows from operating activities
   Net loss                                                   $(426,231)           (906,351)             (3,988,849)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                            50,235             107,406                 293,772
        Loss on impairment of assets                            224,078              90,949                 315,027
        Provision for loss on non-cancelable leases                  --              25,000                 225,000
        Common stock issued for services                             --                  --               2,055,405
          Increase (decrease) in cash caused by
             changes in:
               Other current assets                                  --               5,105                      --
               Other assets                                          --              46,632                      --
               Accounts payable                                 (34,779)             80,195                 176,908
               Bank overdraft                                        --             (11,166)                     --
               Accrued expenses                                 104,109             (39,021)                223,735
               Due to related parties                            82,588             350,000                 451,168
                                                              ---------            --------              ----------

          Net cash used in operating activities                      --             (51,251)               (247,834)

Cash flows from investing activities:
   Acquisition of property and equipment                             --                  --                (274,453)

Cash flows from financing activities
   Proceeds from issuance of preferred stock                         --              49,000                  49,000
   Proceeds from issuance of capital stock                           --                  --                 646,174
   Due to related parties                                            --             (22,749)               (399,353)
   Proceeds from issuance of notes payable                           --              25,000                 226,466
                                                              ---------            --------              ----------
          Net cash provided by financing activities                  --              51,251                 522,287
                                                              ---------            --------              ----------
          Net decrease in cash                                       --                  --                      --

Cash at beginning of period                                          --                  --                      --
                                                              ---------            --------              ----------
Cash at end of period                                         $      --                  --                      --
                                                              =========            ========              ==========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $      --                  --                  15,310
                                                              =========            ========              ==========

Noncash activity:
Purchase of intangible assets from related party              $      --                  --                 399,353
                                                              =========            ========              ==========
Reduction of capital lease obligation
  upon abandonment of assets                                  $      --              65,006                  65,006
                                                              =========            ========              ==========


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

         (B) PROPERTY AND EQUIPMENT

Property and equipment were stated at cost. Depreciation for financial statement purposes was computed using the straight-line method over the estimated useful lives of the individual assets, which ranged from 3 to 5 years.

The Company has reviewed its long-lived assets and intangibles for impairment and has recorded an impairment charge.

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

         (D) REVENUE RECOGNITION

The Company records revenue as earned when goods or services are provided.

         (E) INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (F) LOSS PER SHARE

Basic loss per common share amounts are based on the weighted average shares outstanding of 2,776,122 and 117,955 for the years ended December 31, 2002 and 2001, respectively. Diluted loss per common share amounts reflect the potential dilution that could occur if convertible preferred shares are converted into common stock. No conversion is assumed if such conversion would have an antidilutive effect on diluted loss per common share amounts.


(2) LEASES

Operating
---------

During 2000 the Company entered into a lease for office and storage space under a non-cancelable operating lease with an original lease term of five years. Lease payments totaled $6,840 per month and increased on a yearly basis. During 2001, the lease was amended to reflect the Company's relocation to a smaller suite within the building. The Company has defaulted on this lease obligation. The lessor has expressed an intention to enforce the terms of the lease, and in December 2001, the Circuit Court of Duval County entered a Final Summary Judgement against the President, individually, for $33,892 for unpaid rent and against the Company for $223,733 for non-cancelable future obligations under the lease. The amounts accrued interest at the rate of 11.0% for the remainder of 2001 and 9.0% for the year ended 2002. As a result, the Company has included non-cancelable obligations and accrued interest under this lease of $244,894 and $223,733 in accrued expenses as of December 31, 2002 and 2001, respectively. Interest accrued on this lease obligation during the year ended December 31, 2002 was $21,161. The Company recorded a provision for loss on this lease of $225,000 during the year ended December 31, 2001. Total lease payments made during the years ended December 31, 2002 and 2001 were $0 and $12,247, respectively.

Capital
-------

During 2001, the Company defaulted on a number of leases classified as capital leases. Certain of the assets under these leases have been abandoned or returned to the lessor; others have been maintained by the Company because the lessor has elected to enforce the terms of the lease. For those leases for which assets were abandoned or returned to the lessor, the Company reduced its capital lease obligations in 2001 by $65,006. In October 2002, the Circuit Court of Duval County entered a default final judgment against the Company and other individuals in the amount of $85,985 for one lease. This amount accrues interest at the rate of 9% for the remainder of 2002. As a result, the Company has included non-cancelable obligations and accrued interest under this lease of $87,920 in accrued expenses as of December 31, 2002. Interest accrued on this lease obligation during the year ended December 31, 2002 was $1,935.

(3) PROPERTY AND EQUIPMENT

At December 31, 2002 and 2001, property and equipment consisted of the following:


                                         2002        2001
                                        -------    -------
Computer software                       $    --     41,201
Furniture and equipment                      --     20,000
                                        -------    -------

                                             --     61,201
Less accumulated depreciation                --    (26,280)
                                        -------    -------

        Property and equipment, net     $    --     34,921
                                        =======    =======


The Company's default on certain capital lease obligations and other events and circumstances in 2002 and 2001 indicated that the book value of certain long-lived assets may not be recoverable. During 2001, management estimated an impairment to these assets and reduced the asset balances to their estimated net realizable value. The loss on impairment of assets at December 31, 2001 consisted of the following:

Write off of book value of long-lived assets                    $155,955
Less:  reduction of associated capital lease obligations         (65,006)
                                                                --------
        Impairment of assets                                    $ 90,949
                                                                ========

During 2002, the remaining book value of the assets of the Company, with an undepreciated cost of $24,621 were determined to have no future value to the Company and were written off to expense.

Depreciation expense for the years ended December 31, 2002 and 2001 was $10,299 and $27,536, respectively.

(4) INTANGIBLE ASSETS

At December 31, 2002 and 2001, intangible assets consisted of the following:


                                      2002         2001
                                   ----------    --------
Writer's consent                   $       --         245
Literary properties                        --      15,000
Intellectual properties                    --     384,108
                                   ----------    --------

                                           --     399,353

Less:  accumulated amortization            --    (159,960)
                                   ----------    --------

         Intangible assets, net    $       --     239,393
                                   ==========    ========


These assets were purchased from the National Children's Reading Foundation on December 30, 1999. The National Children's Reading Foundation is a not-for-profit company whose shares are held by Lawrence Stanfield, who is a substantial shareholder of Stanfield Educational Alternatives, Inc. These assets were being amortized utilizing the straight-line method over a five-year life.

During 2002, the intangible assets of the Company, with an unamortized cost of $199,457 were determined to have no future value to the Company and were written off to expense.

Amortization expense for the years ended December 31, 2002 and 2001 was $39,936 and $79,870, respectively.

(5) NOTES PAYABLE

Notes payable at December 31, 2002 and 2001 consist of note agreements with various individuals bearing interest at rates varying from 10% to 12%. Because these notes are in default, the total outstanding balances of $226,466 at December 31, 2002 and 2001 have been classified as current liabilities.

(6) CAPITALIZATION

         (A) COMMON STOCK

The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange the Company acquired all issued and outstanding shares of common stock of Stanfield in exchange for shares of the Company. For accounting purposes the transaction was treated as a recapitalization ("Reverse Acquisition"). In February 2001, the Company affected an eighty-for-one reverse stock split. At December 31, 2002 and 2001, the Company had issued 7,055,314 and 117,955 shares of common stock, respectively.

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

    (ii) Shares of Series 2001 Convertible Preferred Stock shall have no voting rights.

    (iii) Each share of Series 2001 Convertible Preferred Stock may, at the option of the holder, be converted into common stock of the corporation at any time after twelve months after the issuance of such shares. The conversion ratio per share of the Series 2001 Convertible Preferred Stock shall be the lesser of $5.00 per share or 30% below the trading price of the common stock as priced the prior trading day to conversion. This conversion ratio is subject to change in the event of subdivision of common stock or issuance of a stock dividend.

During the year ended December 31, 2002, 600 of these shares were converted into 2,679 common shares. At December 31, 2002 and 2001, 24,900 and 25,500 of these shares were issued and outstanding, respectively.

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

During the year ended December 31, 2002, 4,073,000 of these shares were converted into an equal number of common shares. At December 31, 2002 and 2001, 1,530,000 and 5,603,000 of these shares were issued and outstanding, respectively.

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

    (iii) In the event the Company should at any time combine the outstanding common stock into a smaller number of shares, such action will have no effect upon the conversion ratio of the Series 2001B Convertible Preferred Stock.

During the year ended December 31, 2002, 2,915,731 of these shares were converted into an equal number of common shares. At December 31, 2002 and 2001, 2,727,444 and 5,643,175 of these shares were issued and outstanding, respectively.

(7) INCOME TAX

The Company has no provision for taxes as they have a net operating loss of approximately $3,989,000 that expires in varying times through the year 2022. The total deferred tax asset associated with the net operating loss has been reduced by a valuation allowance to $0 at December 31, 2002 and 2001, and no net deferred asset has been recorded, as the possibility of utilizing the net operating loss is dependent on the Company achieving profitable operations.

(8) RELATED PARTY TRANSACTIONS

The president, principal stockholders, and certain employees from time to time make advances and loans to the Company. The advances have been made for financing and working capital purposes. At December 31, 2002 and 2001, the total of such advances was $451,168 and $368,581, respectively. Included in the 2002 and 2001 amounts are $375,000 and $350,000, respectively, that the Company owes a significant shareholder. Of these amounts, $350,000 arose as part of the Reverse Acquisition transaction. This obligation bears interest at an annual rate of 18%.

(9) COMMITMENTS AND CONTINGENCIES

During 2001 and 2000, the Company defaulted on a number of debt and lease obligations. These obligations are in various stages of negotiation or litigation. An estimate of the Company's liability related to these obligations has been accrued in the financial statements. All such amounts are included in current liabilities.

(10) GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred cumulative losses of $3,988,849 during its development stage and has classified all of its debt as current for the years ended December 31, 2002 and 2001. These factors among others may dictate that the Company will be unable to continue as a going concern for a reasonable period of time. Because the Company was never able to commence meaningful business operations or genereate sufficient capital to launch its business, the Company has abandoned its plans to operate as an educational corporation and can now be defined as a "shell" company whose sole purpose is to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has no disagreements with the accountants.


                                    PART III
                                    --------


Item 9.  Directors, Executive Officers Promoters and Control Persons

Chief Executive Officer - Lawrence W. Stanfield, MS (55)

Lawrence W. Stanfield, MS, was the Company's founder and creator of the instructional materials and methodologies that were the heart of the Company. Mr. Stanfield has been a leader in the educational industry for over three decades. Prior to his current position, Mr. Stanfield has been the President of The National Children's Reading Foundation (a not-for-profit tutorial center) for the past seven years. Mr. Stanfield was the Company's sole officer and director for the year ending December 31, 2002.

Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

The following table sets forth the compensation received by officers.


                           Summary Compensation Table

                                                                                          LONG-TERM COMPENSATION
                                                                                       ------------------------------
                                                                                         AWARDS          PAYMENTS
                                                                                       ----------      ------------
                                                                                       RESTRICTED       SECURITIES
NAME OF INDIVIDUAL AND                                               OTHER ANNUAL      STOCK           UNDERLYING/       LTIP
   PRINCIPAL POSITION         YEAR         SALARY        BONUS       COMPENSATION        AWARDS        OPTIONS/SARS      PAYOUT
----------------------        ----         -------       -----       ------------      ----------      ------------      ------
                              2002         $    --        --              --               --               --             --
Lawrence W.                   2001          50,394        --              --               --               --             --
Stanfield, CEO                2000          66,000        --              --               --               --             --
(Since 1/15/93)               1999              --        --              --               --               --             --
Persons (1) (2)               1998              --        --              --               --               --             --
                              1997              --        --              --               --               --             --

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2002, there were 7,055,314 shares of our common stock, no par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner (1) has sole voting and investment power with respect to the shares set forth opposite his name.

Table 1. Security Ownership of Certain Beneficial Owners as of December 31, 2002


                      (1)                           (2)                           (3)                    (4)
                                                                         AMOUNT AND NATURE OF         PERCENT OF
                 TITLE OF CLASS           NAME OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP           CLASS
            -------------------------    ---------------------------    ------------------------    ---------------
            Common Stock                 Lawrence W. Stanfield                4,073,000                 58%



Table 2. Security Ownership of Management as of December 31, 2002


                      (1)                           (2)                           (3)                    (4)
                                                                         AMOUNT AND NATURE OF         PERCENT OF
                 TITLE OF CLASS           NAME OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP           CLASS
            -------------------------    ---------------------------    ------------------------    ---------------
            Common Stock                 Lawrence W. Stanfield                4,073,000                 58%



Item 12. Certain Relations and Related Transactions

The President and principal stockholder and certain employees have made advances to the Company. The advances were made principally for working capital purposes. These advances are included in due to related parties in the accompanying balance sheet set forth under Item 7 herein.


Item 13. Exhibits and Reports on Form 8-K

ITEMS 1 AND 2. INDEX TO AND DESCRIPTION OF EXHIBITS

(a)  EXHIBIT No.                              EXHIBIT NAME


(b)   Reports on Form 8-K

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on June 25, 2003.

                              Stanfield Educational Alternatives, Inc.


                              By: /s/ Bradley Wilson
                                 -------------------
                                 Bradley Wilson
                                 Current Chairman, Chief Executive Officer



         In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

   SIGNATURE                  TITLE                      DATE


/S/Bradley Wilson              D/P                      6/25/03
------------------
Bradley Wilson

                                 Certifications


I, Larry Stanfield, certify that:

1. I have reviewed this annual report on Form 10-KSB of Stanfield Educational Alternatives, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Stanfield Educational Alternatives, Inc. as of, and for, the periods presented in this annual report.

4. During the relative period, I was responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

/s/Larry Stanfield
------------------
Former President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Stanfield Educational Alternatives, Inc. ("the Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Larry Stanfield, former Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: June 25, 2003


/s/Larry Stanfield
------------------
Former Chief Executive Officer