Form 10QSB
period 2003-03-31
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2003-07-10
CIK 1085115

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________


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

                        2771-29 Monument Road, Suite #336
                             Jacksonville, FL 32225
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  904-743-9094
                                  ------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class: NONE                           Name of Each Exchange on
                                                    Which Registered:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of Class)

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

As of March 31, 2003, the issuer had 7,059,314 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transition Small Business Disclosure Format (check one): YES [  ] NO [X]

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.


                                Form 10-QSB Index


                                 March 31, 2003




                                                                                                                   Page

Part I:             Financial Information.............................................................................1
      Item 1.       Financial Statements..............................................................................1
                    Condensed Balance Sheet - March 31, 2003 (Unaudited)..............................................1
                    Condensed Statements of Operations for the three-month periods ended
                          March 31, 2003 and 2002 and cumulative for the period from March 23, 1999
                          (inception) to March 31, 2003 (Unaudited)...................................................2
                    Condensed Statements of Cash Flows for the three-month periods ended
                          March 31, 2003 and 2002 and cumulative for the period from March 23, 1999
                          (inception) to March 31, 2003 (Unaudited)...................................................3
                    Notes to Financial Statements.....................................................................4

      Item 2.       Management's Discussion and Analysis or
                          Plan of Operation..........................................................................10


Part II:            Other Information................................................................................13
      Item 1.       Legal Proceedings................................................................................13
      Item 2.       Change in Securities.............................................................................13
      Item 3.       Defaults Upon Senior Securities..................................................................13
      Item 4.       Submission of Matters to a Vote of Security Holders..............................................13
      Item 5.       Other Information................................................................................13
      Item 6.       Exhibits and Reports on Form 8-K.................................................................13

SIGNATURES          .................................................................................................14


                         PART I. - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET

                                 March 31, 2003



                                     ASSETS

Current assets:
   Cash                                                           $      --
                                                                  -----------

     Total current assets                                                --

     Total assets                                                 $      --

                                                                  ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable                                               $   176,908
   Accrued expenses                                                   396,180
   Due to related parties                                             468,043
   Notes payable                                                      226,466
                                                                  -----------

     Total current liabilities                                      1,267,597
                                                                  -----------

Stockholders' deficiency:
   Series 2001 convertible preferred stock                             46,310
   Series 2001 A convertible preferred stock                             --
   Series 2001 B convertible preferred stock                             --
   Common stock                                                     2,704,269
   Accumulated deficit                                             (4,018,176)
                                                                  -----------

     Total stockholders' deficiency                                (1,267,597)
                                                                  -----------

     Total liabilities and stockholders' deficiency               $      --
                                                                  ===========





See accompanying notes to the financial statements.

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

 For the three month periods ended March 31, 2003 and 2002 and the period from
                  March 23, 1999 (inception) to March 31, 2003



                                                                               CUMULATIVE FOR
                                                                                 THE PERIOD
                                                                               FROM MARCH 23,
                                                                              1999 (INCEPTION)
                                                                                     TO
                                                                                  MARCH 31,
                                                     2003            2002           2003


Gross revenues                                   $      --             --           45,744
Cost of sales                                           --             --              264
                                                 -----------    -----------    -----------

     Net revenue                                        --             --           45,480

Operating expenses                                      --           54,385      3,373,916

Other expenses:
   Interest expense                                   29,327          5,875        149,713
   Impairment of assets                                 --             --          315,027
   Provision for loss on non-cancelable leases          --             --          225,000
                                                 -----------    -----------    -----------

     Total expenses                                   29,327          5,875      4,063,656
                                                 -----------    -----------    -----------

     Net loss                                    $   (29,327)       (60,260)    (4,018,176)
                                                 ===========    ===========    ===========

Loss per common share:
   Basic and diluted                                   (0.00)         (0.51)
                                                 ===========    ===========

Weighted average common shares outstanding:
   Basic and diluted                               7,058,158        117,955
                                                 ===========    ===========


See accompanying notes to the financial statements.

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

 For the three month periods ended March 31, 2003 and 2002 and the period from
                  March 23, 1999 (inception) to March 31, 2003



                                                                                  CUMULATIVE FOR THE
                                                                                 PERIOD FROM MARCH 23,
                                                                                  1999 (INCEPTION) TO
                                                               2003        2002      MARCH 31, 2003
                                                               ----        ----      --------------
Cash flows from operating activities
   Net loss                                                 $ (29,327)     (60,260)   (4,018,176)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                            --         23,401       293,772
        Loss on impairment of assets                             --           --         315,027
        Provision for loss on non-cancelable leases              --           --         225,000
        Common stock issued for services                         --           --       2,055,405
          Increase (decrease) in cash caused by
             changes in:
               Accounts payable                                  --           --         176,908
               Accrued expenses                                12,452        5,875       236,187
               Due to related parties                          16,875       30,984       468,043
                                                            ---------   ----------    ----------
          Net cash used in operating activities                  --           --        (247,834)

Cash flows from investing activities:
   Acquisition of property and equipment                         --           --        (274,453)

Cash flows from financing activities
   Proceeds from issuance of preferred stock                     --           --          49,000
   Proceeds from issuance of capital stock                       --           --         646,174
   Due to related parties                                        --           --        (399,353)
   Proceeds from issuance of notes payable                       --           --         226,466
                                                            ---------   ----------    ----------

          Net cash provided by financing activities              --           --         522,287
                                                            ---------   ----------    ----------

          Net decrease in cash                                   --           --            --

Cash at beginning of period                                      --           --            --
                                                            ---------   ----------    ----------


Cash at end of period                                       $    --           --            --
                                                            =========   ==========    ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $    --           --          15,310
                                                            =========   ==========    ==========

Noncash activity:



Purchase of intangible assets from related party            $    --           --         399,353
                                                            =========   ==========    ==========


Reduction of capital lease obligation upon abandonment of
  assets                                                    $    --           --          65,006
                                                            =========   ==========    ==========




See accompanying notes to the financial statements.

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2003

(1)    SUMMARY OF SIGNIFICANT BUSINESS AND ACCOUNTING POLICIES

       (A)    BASIS OF PRESENTATION

              The accompanying unaudited, condensed financial statements of Stanfield Educational Alternatives, Inc. (the "Company") have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flow in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for this three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

              The Company has reviewed its long-lived assets and intangibles for impairment and recorded an impairment charge to write off all long-lived assets and intangibles during 2002.

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

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


(2)    PROPERTY AND EQUIPMENT

       The Company's default on certain capital lease obligations and other events and circumstances in 2002 and 2001 indicated that the book value of certain long-lived assets may not be recoverable. During 2002, the tangible assets of the Company were determined to have no future value to the Company and were written off to expense.

       Depreciation expense for the three-month periods ended March 31, 2003 and 2002 was $0 and $3,433, respectively.

(3)    INTANGIBLE ASSETS

       During 2002, the intangible assets of the Company were determined to have no future value to the Company and were written off to expense.

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

       Amortization expense for the three-month periods ended March 31, 2003 and 2002 was $-0- and $19,968, respectively.

(4)    CAPITALIZATION

       The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange the Company acquired all issued and outstanding shares of common stock of Stanfield in exchange for shares of the Company. For accounting purposes the transaction was treated as a recapitalization ("Reverse Acquisition"). In February 2001, the Company affected an eighty-for-one reverse stock split. At March 31, 2003, the Company had issued 7,059,314 shares of common stock.

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

       During the quarter ended March 31, 2003, 800 of these shares were converted into 4,000 common shares. At March 31, 2003, 24,100 of these shares were issued and outstanding.

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

       At March 31, 2003, 1,530,000 of these shares were issued and outstanding.

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

       At March 31, 2003, 2,727,444 of these shares were issued and outstanding.

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


(5)    INCOME TAX

       The Company has no provision for taxes as it has a net operating loss of approximately $4,018,000 that expires in varying times through 2022. No deferred asset has been recorded, as the possibility of benefiting from the net operating loss is dependent on the Company achieving profitable operations.


(6)    RELATED PARTY TRANSACTIONS

       The president, principal stockholders, and certain employees from time to time make advances to the Company. The advances have been made for financing and working capital purposes. At March 31, 2003, the total of such advances and accrued interest was $468,043.


(7)    GOING CONCERN MATTERS

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred cumulative losses of $4,018,176 during its development stage and has classified all of its debt as current. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and ultimately to attain profitability.

       Management anticipates, through a combination of additional debt but primarily equity financing, that the Company will successfully complete the remaining research and development of its technology and determine and implement its overall marketing strategy. However, as of March 31, 2003, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined.

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

Results of Operations
---------------------

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         We had no revenues for the three months ended March 31, 2003, and we had no revenues for the first three months ended March 31, 2002. In fact, we had no meaningful operations for the three months ended March 31, 2003.

         As a result of the Company having no operations, and as reported in the Company's Form 10-KSB, the Company underwent a change of control. The Company is no longer in the educational business.

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

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

Due to the financial difficulties, the Company defaulted on a number of debt and lease obligations. The company was evicted from its premises and several judgments totaling approximately $310,000 were issued against the Company. The company is continuing in its efforts to resolve these obligations through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will have a material adverse affect on the ability of the company to operate properly in the future.


ITEM 2.    CHANGE IN SECURITIES

During the quarter ended March 31, 2003, 800 shares of Series 2001 Convertible Preferred Stock were converted into 4,000 common shares.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

The Company is in default of substantially all of its lease agreements and notes payable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No issues were submitted to a vote of security holders during the quarter ended March 31, 2003.


ITEM 5.    OTHER INFORMATION

None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES


Stanfield Educational Alternatives, Inc.


By: /s/Bradley Wilson
    -------------------------------------------
Bradley Wilson, Current Chief Executive Officer

Date: June 25, 2003.

                                 Certifications

I, Bradley Wilson, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Stanfield Educational Alternatives, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Stanfield Educational Alternatives, Inc., as of, and for, the period presented in this quarterly report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 25, 2003.


/s/ Bradley Wilson
-----------------------------------
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Stanfield Educational Alternatives, Inc.; ("the Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Bradley Wilson, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: June 26, 2003


/s/Bradley Wilson
-----------------------------------
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer