Form 10QSB
period 2003-06-30
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2003-08-19
CIK 1085115

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
   [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
           For the quarterly period ended June 30, 2003

   [ ]     Transition report under Section 13 or 15 (d) of the
           Securities Exchange Act of 1934
           For the transition period from __________ to ____________


                       Commission File Number: 000-25947

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                 ----------------------------------------------
                 (Name of Small Business issuer in its Charter)


       Florida                                                65-0386286
-------------------------------                           -------------------
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                            Identification No.)

7695 Southwest 104th  Street, Suite #210
Miami, FL                                                        33156
----------------------------------------                  -------------------
(Address of Principal Executive Offices)                       (Zip Code)

2771-29 Monument Road, Suite #336
Jacksonville, FL   (904-743-9094)                                32225
-----------------------------------------------           -------------------
(Former Address of Principal Executive Offices)                (Zip Code)

                                   305-663-3333
                            ---------------------------
                            (Issuer's Telephone Number)

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

As of June 30, 2003, the issuer had 7,061,314 shares of common stock outstanding.

Documents incorporated by reference: 	NONE

Transition Small Business Disclosure Format (check one):  YES [ ]      NO [X]

                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                              Form 10-QSB Index

                                June 30, 2003


                                                                        Page

Part I: Financial Information...........................................  1
        Item 1. Financial Statements....................................  1
                Condensed Balance Sheet - June 30, 2003 (Unaudited).....  1
                Condensed Statements of Operations for the three-month
                  periods ended June 30, 2003 and 2002 (Unaudited)......  2
		Condensed Statements of Operations for the six-month
                  periods ended June 30, 2003 and 2002 and cumulative
                  for the period from March 23, 1999 (inception) to
                  June 30, 2003 (Unaudited).............................  3
		Condensed Statements of Cash Flows for the six-month
                  periods ended June 30, 2003 and 2002 and cumulative
                  for the period from March 23, 1999 (inception) to
                  June 30, 2003 (Unaudited).............................  4
                Notes to Financial Statements...........................  5

	Item 2.	Management's Discussion and Analysis or
                Plan of Operation.......................................  12

        Item 3. Controls and Procedures.................................  15

Part II: Other Information..............................................  15
        Item 1. Legal Proceedings.......................................  15
        Item 2. Changes in Securities...................................  15
        Item 3. Defaults Upon Senior Securities.........................  15
        Item 4. Submission of Matters to a Vote of Security Holders.....  15
        Item 5. Other Information.......................................  15
        Item 6. Exhibits and Reports on Form 8-K........................  16

SIGNATURES..............................................................  16

                       PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                        (A Development Stage Company)

                          Condensed Balance Sheet

                              June 30, 2003
                               (UNAUDITED)


                         Assets
                         ------
Current assets:
        Cash                                              $      -
                                                          -------------
           Total current assets                                  -

           Total assets                                   $      -
                                                          =============

          Liabilities and Stockholders' Deficiency
          ----------------------------------------

Current liabilities:
        Accounts payable                                  $     176,908
        Accrued expenses                                        408,922
        Due to related parties                                  485,677
        Notes payable                                           226,466
                                                          -------------
           Total current liabilities                          1,297,973
                                                          -------------

Stockholders' deficiency:
        Series 2001 convertible preferred stock                  42,470
        Series 2001 A convertible preferred stock                 -
        Series 2001 B convertible preferred stock                 -
        Common stock                                          2,708,109
        Accumulated deficit                                  (4,048,552)
                                                          -------------
           Total stockholders' deficiency                    (1,297,973)
                                                          -------------

           Total liabilities and stockholders'
           deficiency                                     $       -
                                                          =============




See accompanying notes to financial statements.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (A Development Stage Company)

                    Condensed Statements of Operations

          For the three month periods ended June 30, 2003 and 2002
                               (UNAUDITED)

                                              2003            2002
                                           ----------      ----------

Gross revenues                             $        -               -

Operating expenses                                  -          44,818

Other expenses:
        Interest expense                       30,376          25,525
                                           ----------      ----------
           Net loss                        $  (30,376)        (70,343)
                                           ==========      ==========

Loss per common share:
        Basic and diluted                       (0.00)          (0.16)
                                           ==========      ==========

Weighted average common shares outstanding:
        Basic and diluted                   7,060,825         428,506
                                           ==========      ==========
















See accompanying notes to financial statements.

                   STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (A Development Stage Company)

                    Condensed Statements of Operations

        For the six month periods ended June 30, 2003 and 2002 and the period from March 23, 1999 (inception) to June 30, 2003
                               (UNAUDITED)

                                                                               Cumulative for
                                                                                 the period
                                                                               From March 23,
                                                                              1999 (inception)
                                                                                     To
                                                                                   June 30,
                                                         2003        2002            2003
                                                      ----------  ----------  ----------------

Gross revenues                                        $        -           -          45,744
Cost of sales                                                  -           -             264
                                                      ----------  ----------     -----------
                Net revenue                                    -           -          45,480

Operating expenses                                             -      99,203       3,373,916

Other expenses:
        Interest expense                                  59,703      31,400         180,089
        Impairment of assets                                   -           -         315,027
        Provision for loss on non-cancelable leases            -           -         225,000
                                                      ----------  ----------     -----------
                Total expenses                            59,703      31,400       4,094,032
                                                      ----------  ----------     -----------

                Net loss                              $  (59,703)   (130,603)     (4,048,552)
                                                      ==========  ==========     ===========

Loss per common share:
        Basic and diluted                                  (0.01)      (0.48)
                                                      ==========  ==========

Weighted average common shares outstanding:
        Basic and diluted                              7,059,470     274,088
                                                      ==========  ==========








See accompanying notes to financial statements.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (A Development Stage Company)

                     Condensed Statements of Cash Flows

      For the six month periods ended June 30, 2003 and 2002 and the period from March 23, 1999 (inception) to June 30, 2003
                               (UNAUDITED)


                                                                                              Cumulative for the
                                                                                             period from March 23,
                                                                                              1999 (inception) to
                                                                2003            2002           June 30, 2003
                                                             -----------     -----------     ---------------------

Cash flows from operating activities
        Net loss                                             $   (59,703)       (130,603)         (4,048,552)
	Adjustments to reconcile net loss to net
          cash used in operating activities:
            Depreciation and amortization                           -             46,802             293,772
            Loss on impairment of assets                            -               -                315,027
            Provision for loss on non-cancelable leases             -               -                225,000
            Common stock issued for services                        -               -              2,055,405
              Increase (decrease) in cash caused by
              changes in:
                Accounts payable                                    -              1,132             176,908
                Accrued expenses                                  25,194          25,081             248,929
                Due to related parties                            34,509          57,588             485,677
                                                             -----------     -----------         -----------
            Net cash used in operating activities                   -               -               (247,834)

Cash flows from investing activities:
        Acquisition of property and equipment                       -               -               (274,453)

Cash flows from financing activities
        Proceeds from issuance of preferred stock                   -               -                 49,000
        Proceeds from issuance of capital stock                     -               -                646,174
        Due to related parties                                      -               -               (399,353)
        Proceeds from issuance of notes payable                     -               -                226,466
                                                             -----------     -----------         -----------
             Net cash provided by financing activities              -               -                522,287
                                                             -----------     -----------         -----------

               Net decrease in cash                                 -               -                   -

Cash at beginning of period                                         -               -                   -
                                                             -----------     -----------         -----------
Cash at end of period                                        $      -               -                   -
                                                             ===========     ===========         ===========

Supplemental disclosure of cash flow information:
        Cash paid for interest                               $      -               -                 15,310
                                                             ===========     ===========         ===========

Noncash activity:

Purchase of intangible assets from related party             $      -               -                399,353
                                                             ===========     ===========         ===========

Reduction of capital lease obligation upon
  abandonment of assets                                      $      -               -                 65,006
                                                             ===========     ===========         ===========




See accompanying notes to financial statements.

              STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                     Notes to Financial Statements


(1)  Summary of Significant Business and Accounting Policies
     -------------------------------------------------------

(a)  Basis of Presentation

The accompanying unaudited, condensed financial statements of Stanfield Educational Alternatives, Inc. (the "Company") have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flow in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of such financial statements have been included. Operating results for the three-month period and the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB as of December 31, 2002 and for the years ended December 31, 2002 and 2001 filed with the Securities and Exchange Commission on July 10, 2003.

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

The Company is in its development stage and needs substantial additional capital to complete its development and to reach an operating stage. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and therefore, will recover the reported amount of its assets and satisfy its liabilities on a timely basis in the normal course of its operations. See note 8 for a discussion of management's plans and intentions.

              STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                     Notes to Financial Statements


(1)  Summary of Significant Business and Accounting Policies
     Continued
     -------------------------------------------------------

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

              STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                     Notes to Financial Statements


(2)  Recent Financial Accounting Standards
     -------------------------------------

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to Concepts Statement 6, the FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

This Statement requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

	A financial instrument issued in the form of shares that is mandatorily redeemable-that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.

	A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer's equity shares that is to be physically settled or net cash settled).

	A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

        a) A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares.

        b) Variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer's equity shares.

        c) Variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put option that could be net share settled.

              STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                     Notes to Financial Statements


(2)  Recent Financial Accounting Standards, Continued
     ------------------------------------------------

Management believes that the adoption of this Statement will have no material effect on the Company's financial position or results of operations.


(3)  Property and Equipment
     ----------------------

The Company's default on certain capital lease obligations and other events and circumstances in 2002 and 2001 indicated that the book value of certain long-lived assets may not be recoverable. During 2002, the tangible assets of the Company were determined to have no future value to the Company and were written off to expense.

Depreciation expense for the three-month periods ended June 30, 2003 and 2002 was $0 and $3,433, respectively, and for the six month periods ended June 30, 2003 and 2002, depreciation expense was $0 and $6,866, respectively.


(4)  Intangible Assets
     -----------------

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

Amortization expense for the three-month periods ended June 30, 2003 and 2002 was $0 and $19,968, respectively, and for the six month periods ended June 30, 2003 and 2002, amortization expense was $0 and $39,936, respectively.


(5)  Capitalization
     --------------

The Company has authorized the issuance of 50,000,000 shares of common stock, having no par value. In accordance with the agreement and plan of share exchange the Company acquired all issued and outstanding shares of common stock of Stanfield in exchange for shares of the Company. For accounting purposes the transaction was treated as a recapitalization ("Reverse Acquisition"). In February 2001, the Company affected an eighty-for-one reverse stock split. At June 30, 2003, the Company had issued 7,061,314 shares of common stock.

              STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                     Notes to Financial Statements


(5)  Capitalization, Continued

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

During the quarter ended June 30, 2003, 2,000 of these shares were converted into 2,000 common shares. At June 30, 2003, 22,100 of these shares were issued and outstanding.

              STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                     Notes to Financial Statements


(5)  Capitalization, Continued

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

At June 30, 2003, 1,530,000 of these shares were issued and outstanding.

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

At June 30, 2003, 2,727,444 of these shares were issued and outstanding.

              STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                    (A Development Stage Company)

                     Notes to Financial Statements


(6)  Income Tax
     ----------

The Company has no provision for taxes as it has a net operating loss of approximately $4,049,000 that expires in varying times through 2022. No deferred asset has been recorded, as the possibility of benefiting from the net operating loss is dependent on the Company achieving profitable operations.


(7)  Related Party Transactions
     --------------------------

The president, principal stockholders, and certain employees from time to time make advances to the Company. The advances have been made for financing and working capital purposes. At June 30, 2003, the total of such advances and accrued interest was $485,677.


(8)  Going Concern Matters
     ---------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred cumulative losses of $4,048,552 during its development stage and has classified all of its debt as current. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and ultimately to attain profitability.

Because of the Company's inability to generate revenues from its operations, the company underwent a change in control and is no longer in the educational business. Management has decided to seek out business opportunity candidates. As of June 30, 2003, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations, cannot be determined.


(9)  Subsequent Event
     ----------------

In a Form 8-K filed on July 30, 2003, the Company reported that the majority shareholders and the board of directors approved a 100 - for - 1 reverse stock split, effective on September 1, 2003, and amendments to the Articles of Incorporation which are designed to reorganize the capital structure of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

This Quarterly Report on Form 10-QSB contains forward-looking statements. All statements contained herein that are not historical facts, including but not limited to, statements regarding the anticipated impact of future capital requirements and future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: amount of revenues earned by the Company's operations; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; general business and economic conditions; and other risk factors described in the Company's reports filed from time to time with the Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Results of Operations
---------------------

Three Months and Six Months Ended June 30, 2003 Compared to Three
Months and Six Months Ended June 30, 2002
-----------------------------------------------------------------

     We had no revenues for the three months or six ended June 30, 2003, and we had no revenues for the three months or six months ended June 30, 2002. In fact, we had no meaningful operations for the three months or six months ended June 30, 2003.

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

     Inasmuch as we will have no funds available to us in our search for business opportunities, we will not be able to expend significant funds on a complete and exhaustive investigation of potential business opportunities. We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these expenses, our present management has paid all charges to date with personal funds.

     Our present management has no future obligation to provide future funds to us. The failure of our management to provide funds in the future could prevent our plan to seek out business opportunities.

     We have no particular business opportunity in mind and have not entered into any negotiations regarding any business opportunity. None of our management, affiliates or any promoters have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of a business opportunity between us and such other company as of June 30, 2003. We will not restrict our search to any specific business, industry, or geographical location, and we may participate in a business opportunity of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business opportunity because we have no assets and limited financial resources.

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

Item 3.	Controls and Procedures
        -----------------------

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the executive officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

There have not been any significant changes in the Company's internal controls or other factors that could affect these controls subsequent to the date of evaluation.


                   PART II - OTHER INFORMATION
                   ---------------------------

Item 1.	Legal Proceedings
        -----------------

Due to its financial difficulties, the Company defaulted on a number of debt and lease obligations in prior years. The Company was evicted from its premises and several judgments totaling approximately $310,000 were issued against the Company. The Company is continuing in its efforts to resolve these obligations through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will have a material adverse affect on the ability of the Company to operate properly in the future.


Item 2.	Change in Securities
        --------------------

During the quarter ended June 30, 2003, 2,000 shares of Series 2001 Convertible Preferred Stock were converted into 2,000 common shares.


Item 3.	Defaults Upon Senior Securities
        -------------------------------

The Company is in default of substantially all of its lease agreements and notes payable.


Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No issues were submitted to a vote of security holders during the quarter ended June 30, 2003.


Item 5.	Other Information
        -----------------

None

Item 6.	Exhibits and Reports on Form 8-K
        --------------------------------

A current report on Form 8-K dated July 30, 2003, reporting that the Majority Shareholders and the Board of Directors approved a reverse stock split as follows:

     (i)   The reverse stock split will be effective on September
           1, 2003. The record date of the reverse stock split is August 29, 2003.

     (ii) A majority of the shareholders have already approved the reverse stock split.

     (iii) The reverse stock split will be a one hundred-for-one split of Stanfield Educational Alternatives, Inc.'s common stock.

Amendment to Articles of Incorporation - On July 30, 2003, the
Majority Shareholders and the Board of Directors approved amendments to the Articles of Incorporation which are designed to reorganize the capital structure of the Company. The Articles increase the total number of authorized preferred shares from 15,000,000 to 150,000,000. The 2,000,000 shares which were previously designated as Series 2001 Convertible Preferred Stock remain unchanged. The Series 2001A Convertible Preferred Stock which previously consisted on 5, 593,000 shares has been amended such that 100,000,000 shares are now designated as Series 2001A Convertible Preferred Stock. The series that was previously designated as Series 2001B Convertible Preferred Stock has been abolished. A new series, designated as Class B Preferred Stock was created, the main feature of which is the existence of ten votes per share for each share of this series.


Exhibit
Number   Description
-------  -----------

31.1 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended

32.1     Certification of Chief Executive Officer Pursuant to 18
         U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                             SIGNATURES
                             ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Stanfield Educational Alternatives, Inc.


By: /s/Bradley Wilson
   -------------------------------
   Bradley Wilson,
   Current Chief Executive Officer

Date: August 18, 2003.