Form 10QSB
period 2003-09-30
STANFIELD EDUCATIONAL ALTERNATIVES INC/FL
filed 2003-11-13
CIK 1085115

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the
	Securities Exchange Act of 1934

	For the quarterly period ended September 30, 2003
                                       ------------------

[ ]	Transition report under Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

        For the transition period from ___________ to  __________

                     Commission File Number: 000-25947

                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
               ----------------------------------------------
               (Name of Small Business issuer in its Charter)


        Florida                                      65-0386286
-------------------------------                  -------------------
(State or Other Jurisdiction of                     (IRS Employer
Incorporation or Organization)                   Identification No.)

11891 U.S. Highway One, Suite 100
North Palm Beach, FL                                    33408
----------------------------------------         -------------------
(Address of Principal Executive Offices)              (Zip Code)

                               561-767-7761
                       ---------------------------
                       (Issuer's Telephone Number)

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

As of September 30, 2003, the issuer had 70,890 shares of common stock outstanding.

Documents incorporated by reference: 	NONE

Transition Small Business Disclosure Format (check one):


            YES [ ]                               NO [X]

              STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                         Form 10-QSB Index

                        September 30, 2003


                                                                 Page
                                                                 ----

Part I: Financial Information.................................     1

        Item 1. Financial Statements..........................     1

          Condensed Balance Sheet - September 30, 2003
            (Unaudited).......................................     1

          Condensed Statements of Operations for the
            three-month periods ended September 30, 2003
            and 2002 (Unaudited)..............................     2

          Condensed Statements of Operations for the
            nine-month periods ended September 30, 2003
            and 2002 and cumulative for the period from
            March 23, 1999 (inception) to
            September 30, 2003 (Unaudited)....................     3

          Condensed Statements of Cash Flows for the
            nine-month periods ended September 30, 2003
            and 2002 and cumulative for the period from
            March 23, 1999 (inception) to
            September 30, 2003 (Unaudited)....................     4

          Notes to Financial Statements.......................     5

	Item 2.	Management's Discussion and Analysis or
                Plan of Operation.............................     14

        Item 3. Controls and Procedures.......................     17


Part II: Other Information....................................     17

        Item 1. Legal Proceedings.............................     17

        Item 2. Changes in Securities.........................     17

        Item 3. Defaults Upon Senior Securities...............     18

        Item 4. Submission of Matters to a Vote of
                  Security Holders............................     18

        Item 5. Other Information.............................     18

        Item 6. Exhibits and Reports on Form 8-K..............     18

SIGNATURES....................................................     19

[LOGO]  SLAPPEY FINANCIAL & TAX SERVICES, LLC.


                     CERTIFIED PUBLIC ACCOUNTANT
                     ---------------------------

             Managing Director: C. Russell Slappey, CPA

                    Email: RSlappeyCFO@Hotmail.com
                           -----------------------

                       Telephone: (407) 448-1781



                    ACCOUNTANT'S COMPILATION REPORT
                    -------------------------------

To the Board of Directors and Stockholders
   Stanfield Educational Alternatives, Inc.
   Jacksonville, Florida

We have compiled the accompanying condensed balance sheet of Stanfield Educational Alternatives, Inc. (a corporation) as of September 30, 2003, and the related condensed statements of operations for the three month periods ended September 30, 2003 and 2002, and the related condensed statements of operations and cash flows for the nine month periods ended September 30, 2003 and 2002 and for the period March 23, 1999 (inception) to September 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management (the owners). We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8 to the financial statements, the Company's net loss during the development period and the need to obtain substantial additional funding to meet its obligations and complete its development raises substantial doubt about the entity's ability to continue as a going concern. Management's plans and intentions with regard to these matters are discussed in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Slappey Financial & Tax Services, LLC

November 5, 2003

                       PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements


                   STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                        (A Development Stage Company)


                           Condensed Balance Sheet
                             September 30, 2003


                   Assets
                   ------
Current assets:
  Cash                                                  $     -
                                                        ------------
     Total current assets                                     -
                                                        ------------

     Total assets                                       $     -
                                                        ============

   Liabilities and Stockholders' Deficiency
   ----------------------------------------

Current liabilities:
  Accounts payable                                      $    176,908
  Accrued expenses                                           421,961
  Due to related parties                                     504,105
  Notes payable                                              226,466
                                                        ------------
     Total current liabilities                             1,329,440
                                                        ------------

Stockholders' deficiency:
  Series 2001 convertible preferred stock                     42,470
  Series 2001 A convertible preferred stock                     -
  Class B preferred stock                                       -
  Common stock                                             2,708,109
  Accumulated deficit                                     (4,080,019)
                                                        ------------
     Total stockholders' deficiency                       (1,329,440)
                                                        ------------

     Total liabilities and stockholders' deficiency     $       -
                                                        ============



See accompanying notes to the financial statements.

                  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                         (A Development Stage Company)

                      Condensed Statements of Operations

    For the three month periods ended September 30, 2003 and 2002


                                                     2003             2002
                                                 ------------     ------------

Gross revenues                                   $     -                  -

Operating expenses                                     -                 3,433

Other expenses:
  Interest expense                                     31,467           12,028
  Impairment of assets                                 -               199,457
                                                 ------------     ------------
                Net loss                         $    (31,467)        (214,918)
                                                 ============     ============

Loss per common share:
  Basic and diluted                                     (0.01)           (0.06)
                                                 ============     ============

Weighted average common shares
outstanding:
  Basic and diluted                                 4,808,844        3,479,292
                                                 ============     ============



















See accompanying notes to the financial statements.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                       (A Development Stage Company)

                    Condensed Statements of Operations

           For the nine month periods ended September 30, 2003
         and 2002 and the period from March 23, 1999 (inception)
                         to September 30, 2003

                                                             Cumulative for
                                                              the period
                                                             From March 23,
                                                            1999 (inception)
                                                                  To
                                                             September 30,
                                     2003         2002           2003
                                -----------   -----------   ----------------

Gross revenues                  $      -             -               45,744
Cost of sales                          -             -                  264

     Net revenue                       -             -               45,480

Operating expenses                     -          102,636         3,373,916

Other expenses:
  Interest expense                   91,170        43,428           211,556
  Impairment of assets                 -          199,457           315,027
  Provision for loss on
    non-cancelable leases              -             -              225,000

     Total expenses                  91,170       345,521         4,125,499
                                -----------    ----------     -------------
     Net loss                   $   (91,170)     (345,521)       (4,080,019)
                                ===========    ==========     =============

Loss per common share:
  Basic and diluted                   (0.01)        (0.26)
                                ===========    ==========

  Weighted average common shares
outstanding:
  Basic and diluted               6,309,261     1,354,230
                                ===========    ==========










See accompanying notes to the financial statements.

                STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                      (A Development Stage Company)

                  Condensed Statements of Cash Flows

        For the nine month periods ended September 30, 2003 and
          2002 and the period from March 23, 1999 (inception)
                        to September 30, 2003

                                                                           Cumulative for
                                                                            the period
                                                                           from March 23,
                                                                         1999 (inception)
                                                                         To September 30,
                                                 2003         2002            2003
                                             -----------   -----------   ----------------

Cash flows from operating activities
  Net loss                                   $   (91,170)     (345,521)        (4,080,019)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization                 -           50,235            293,772
      Loss on impairment of assets                  -          199,457            315,027
      Provision for loss on
        non-cancelable leases                       -             -               225,000
      Common stock issued for services              -             -             2,055,405
      Increase (decrease) in cash caused
        by changes in:
           Accounts payable                         -            1,132            176,908
           Accrued expenses                       38,233        37,109            261,968
           Due to related parties                 52,937        57,588            504,105
                                             -----------   -----------       ------------

      Net cash used in operating
      activities                                    -             -              (247,834)

Cash flows from investing activities:
  Acquisition of property and equipment             -             -              (274,453)

Cash flows from financing activities
  Proceeds from issuance of preferred stock         -             -                49,000
  Proceeds from issuance of capital stock           -             -               646,174
  Due to related parties                            -             -              (399,353)
  Proceeds from issuance of notes payable           -             -               226,466
                                             -----------   -----------       ------------
      Net cash provided by financing
      activities                                    -             -               522,287
                                             -----------   -----------       ------------

      Net decrease in cash                          -             -                  -

Cash at beginning of period                         -             -                  -
                                             -----------   -----------       ------------
Cash at end of period                        $      -             -                  -
                                             ===========   ===========       ============

Supplemental disclosure of cash flow
information:
  Cash paid for interest                     $      -             -                15,310
                                             ===========   ===========       ============

Noncash activity:

Purchase of intangible assets from
  related party                              $      -             -               399,353
                                             ===========   ===========       ============

Reduction of capital lease obligation
  upon abandonment of assets                 $      -             -                65,006
                                             ===========   ===========       ============





See accompanying notes to the financial statements.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                      (A Development Stage Company)

                      Notes to Financial Statements
                      -----------------------------


(1)	Summary of Significant Business and Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited, condensed financial statements of Stanfield Educational Alternatives, Inc. (the "Company") have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flow in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of such financial statements have been included. Operating results for the three-month period and the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

             STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                   (A Development Stage Company)

                   Notes to Financial Statements
                   -----------------------------

(1)     Summary of Significant Business and Accounting Policies,
        Continued

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

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                      (A Development Stage Company)

                      Notes to Financial Statements
                      -----------------------------

(2)	Recent Financial Accounting Standards

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

This Statement requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

	A financial instrument issued in the form of shares that is mandatorily redeemable-that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur

	A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer's equity shares that is to be physically settled or net cash settled)

	A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

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

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                      (A Development Stage Company)

                      Notes to Financial Statements
                      -----------------------------

(2)	Recent Financial Accounting Standards, Continued

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

Depreciation expense for the three-month periods ended September
30, 2003 and 2002 was $0 and $3,433, respectively, and for the nine month periods ended September 30, 2003 and 2002, depreciation expense was $0 and $10,299, respectively.


(4)	Intangible Assets

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

Amortization expense for the three-month periods ended September
30, 2003 and 2002 was $0 and $19,968, respectively, and for the nine month periods ended September 30, 2003 and 2002, amortization expense was $0 and $39,936, respectively.


(5)	Capitalization

On September 1, 2003, the Company affected an one hundred-for-one reverse stock split. At September 30, 2003, the Company had issued 70,890 shares of common stock.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                      (A Development Stage Company)

                      Notes to Financial Statements
                      -----------------------------

(5)	Capitalization, Continued


On July 30, 2003, the Majority Shareholders and the Board of Directors approved amendments to the Articles of Incorporation which are designed to reorganize the capital structure of the Company. The Articles increased the total number of authorized common stock to 500,000,000 and the authorized preferred shares 150,000,000.

The 2,000,000 shares which were previously designated as Series
2001 Convertible Preferred Stock remain unchanged. At September
30, 2003, 22,100 of these shares were issued and outstanding.

The Series 2001A Convertible Preferred Stock has been amended such that 100,000,000 shares are now designated as Series 2001A
Convertible Preferred Stock. At September 30, 2003, 1,530,000 of these shares were issued and outstanding.

The series that was previously designated as Series 2001B Convertible Preferred Stock has been abolished. A new series, designated as Class B Preferred Stock was created, the main feature of which is the existence of ten votes per share for each share of this series. At September 30, 2003, none of these shares were issued and outstanding.


(6)	Income Tax

The Company has no provision for taxes as it has a net operating loss of approximately $4,080,000 that expires in varying times through 2022. No deferred asset has been recorded, as the possibility of benefiting from the net operating loss is dependent on the Company achieving profitable operations.


(7)	Related Party Transactions

The president, principal stockholders, and certain employees from time to time make advances to the Company. The advances have been made for financing and working capital purposes. At September 30, 2003, the total of such advances and accrued interest was $504,105.


(8)	Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred cumulative losses of $4,080,019 during its development stage and has classified all of its debt as current. These factors among others may indicate that the Company will be unable

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                      (A Development Stage Company)

                      Notes to Financial Statements
                      -----------------------------


to continue as a going concern for a reasonable period of time.
The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and ultimately to attain profitability.
Because of the Company's inability to generate revenues from its operations, the company underwent a change in control and is no longer in the educational business. Management has decided to seek out business opportunity candidates. As of September 30, 2003, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations, cannot be determined.


(9)	Subsequent Event

On October 2, 2003, the Registrant (or "the Company") completed a triangular merger with Nor-American Liability Corporation. Nor-American is a newly formed Florida corporation that was created to support the development of captive insurance programs. Nor-American is a development stage company that has received no revenues to date. At the closing, the Company acquired all of Nor-American's issued and outstanding shares of common stock in exchange for 160,000,000 "unregistered" and "restricted" shares of the Company's common stock. The exchange was on a 16 for 1 basis, with Nor-American having 10,000,000 shares of common stock issued and outstanding. As a result of the Merger, Nor-American became a wholly owned subsidiary of the Company.

The Company, through its new subsidiary, will provide services to professional groups seeking to obtain affordable professional liability insurance rates through the creation of captive insurance companies. The company's services are anticipated to include evaluation, development, and management of captive insurance programs. The market for captive insurance programs has grown over the past thirty years in response to increases in the cost of medical liability insurance and related litigation. The company will seek physicians, attorneys, condominium associations and other business and professional groups in similar industries to assist in the creation and management of captive insurance programs.

The controlling shareholder of Nor-American Liability Corporation was Bradley Wilson, and pursuant to the terms of the Plan and Agreement of Merger, the shareholders of Nor-American Liability Corporation received 160,000,000 shares of common stock of the Registrant. Taking into account a forward split of the 2001A Convertible Preferred Stock, and the issuance of new stock pursuant to the terms of the merger, and assuming conversion of all of the outstanding shares of 2001A Convertible Preferred Stock, the former shareholders of Nor-American Liability Corporation own 51.4% of the common stock of the Registrant on a fully diluted basis. The transaction involved the retirement and cancellation of shares of 2001A Convertible Preferred Stock equivalent to 96,875,000 shares of common stock, which was owned by John W. Bylsma, the former controlling shareholder. Mr. Wilson presently owns or controls 50.8% of the common stock of the Company, assuming full conversion of all outstanding preferred stock.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                      (A Development Stage Company)

                      Notes to Financial Statements
                      -----------------------------

(9)	Subsequent Event, Continued

The source of the consideration use by the Nor-American stockholders to acquire their interest in the Company was the exchange of their respective shares of the outstanding securities of Nor-American. The primary basis of the "control" by the Nor-
American stockholders is stock ownership and/or management positions.

The principal terms of the Plan and Agreement of Merger were:

1. The issuance of 160,000,000 "unregistered" and "restricted" shares of the Company's common stock in exchange for all of Nor-American's issued and outstanding shares of common stock. The exchange was on a 16 for 1 basis, with Nor-American having 10,000,000 shares of common stock issued and outstanding. As a result of the Merger, Nor-American became a wholly owned subsidiary of the Company.

  2. The cancellation of 96,875,000 shares of 2001A Convertible
Preferred Stock owned by the Company's director and sole officer, as outlined above.

  3. The issuance of 56,625,000 shares of "unregistered" and "restricted" common stock to holders of 2001A Convertible Preferred Stock, which does not include any issuance in connection with any of the shares referred to in paragraph 2 above.

  4. A forward split of the remaining 2001A Convertible Preferred
Stock, such at 94,375,000 shares of 2001A Convertible Preferred
Stock remain issued and outstanding, which are convertible one-for-one for common stock of the Company.

  5. An agreement to change the name of the Company to "North
American Liability Group, Inc." within thirty days of the closing of the Merger, which was effective on November 12, 2003.

                 STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                      (A Development Stage Company)

                      Notes to Financial Statements
                      -----------------------------

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

Results of Operations:
---------------------

Three Months and Nine Months Ended September 30, 2003 Compared to
Three Months and Nine Months Ended September 30, 2002
-----------------------------------------------------------------

We had no revenues for the three months or nine months ended
September 30, 2003, and we had no revenues for the three months or nine months ended September 30, 2002. In fact, we had no meaningful operations for the three months or nine months ended September 30, 2003.

As a result of the Company having no operations, and as reported in the Company's Form 10-KSB, the Company underwent a change of control. The Company is no longer in the educational business.

Because of the failure of our business, we have decided to seek out business opportunity candidates. As previously stated, the Company has acquired Nor-American Liability Corporation, ("Nor-American") which has, to date, no operations. Nor-American has a business plan to enter into the business of supporting captive insurance programs.


Item 3.	Controls and Procedures

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

On July 30, 2003, the Majority Shareholders and the Board of Directors approved a reverse stock split to be effective September 1, 2003. The reverse stock split was a one hundred-for-one split of Stanfield
Educational Alternatives, Inc.'s  common stock.

On July 30, 2003, the Majority Shareholders and the Board of Directors approved amendments to the Articles of Incorporation to abolish the Series 2001B Convertible Preferred Stock and to increase the number of shares of authorized preferred shares from 15,000,000 to 150,000,000.


Item 3.	Defaults Upon Senior Securities

The Company is in default of substantially all of its lease agreements and notes payable.


Item 4.	Submission of Matters to a Vote of Security Holders

On July 30, 2003, the Majority Shareholders and the Board of Directors approved a reverse stock split as follows:

     (i) The reverse stock split was effective on September 1, 2003. The record date of the reverse stock split was August 29, 2003.

     (ii) A majority of the shareholders approved the reverse stock split.

      (iii) The reverse stock split was a one hundred-for-one split of Stanfield Educational Alternatives, Inc.'s common stock.

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


Item 5.	Other Information

Bradley Wilson, the President of the Company, entered into an agreement on June 20, 2003 to acquire the holdings of Lawrence
Stanfield, subject to various conditions. On the same date, Mr.
Wilson acquired the voting rights to Mr. Stanfield's stock through a Voting Trust Agreement.


Item 6.	Exhibits and Reports on Form 8-K

On October 2, 2003, the Registrant (or "the Company") completed a triangular merger with Nor-American Liability Corporation. Nor-American is a newly formed Florida corporation that was created to support the development of captive insurance programs. Nor-American is a development stage company that has received no revenues to date. At the closing, the Company acquired all of Nor-American's issued and outstanding shares of common stock in exchange for 160,000,000 "unregistered" and "restricted" shares of the Company's common stock. The exchange was on a 16 for 1 basis, with Nor-American having 10,000,000 shares of common stock issued and outstanding. As a result of the Merger, Nor-American became a wholly owned subsidiary of the Company.



                            SIGNATURES
                            ----------

Stanfield Educational Alternatives, Inc.


By: /s/Bradley Wilson
   -------------------------------
   Bradley Wilson,
   Current Chief Executive Officer


Date: November 7, 2003.