Form 10QSB/A
period 2003-09-30
NORTH AMERICAN LIABILITY GROUP INC
filed 2003-12-12
CIK 1085115

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2003

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the transition period from ______________ to ______________

                        Commission File Number: 000-25947
                                                ---------

                      NORTH AMERICAN LIABILITY GROUP, INC.
                 f/k/a  STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                 -----------------------------------------------
                 (Name of Small Business issuer in its Charter)

                   Florida                                65-0386286
-----------------------------------------------        -------------------
        (State or Other Jurisdiction of                  (IRS Employer
        Incorporation or Organization)                 Identification No.)

       11891 U.S. Highway One, Suite 100
            North Palm Beach, FL                             33408
-----------------------------------------------        -------------------
   (Address of Principal Executive Offices)                (Zip Code)

      2771-29 Monument Road, Suite #336
      Jacksonville, FL   (904-743-9094)                      32225
-----------------------------------------------        -------------------
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

Documents incorporated by reference:                        NONE

Transition Small Business Disclosure Format (check one):    YES [ ] NO [X]

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.

                                Form 10-QSB Index

                               September 30, 2003

                                                                            PAGE
                                                                            ----

Part I:         Financial Information........................................1
      Item 1.   Financial Statements.........................................1
                Condensed Balance Sheet - September 30, 2003 (Unaudited).....1
                Condensed Statements of Operations
                      for the three-month periods ended
                      September 30, 2003 and 2002 (Unaudited)................2
                Condensed Statements of Operations
                      for the nine-month periods ended
                      September 30, 2003 and 2002 and cumulative
                      for the period from March 23, 1999 (inception)
                      to September 30, 2003 (Unaudited)......................3
                Condensed Statements of Cash Flows
                      for the nine-month periods ended September 30, 2003
                      and 2002 and cumulative for the period from
                      March 23, 1999 (inception) to
                      September 30, 2003 (Unaudited).........................4
                Notes to Financial Statements................................5

      Item 2.   Management's Discussion and Analysis or
                      Plan of Operation.....................................11

      Item 3.   Controls and Procedures.....................................11


Part II:        Other Information...........................................12
      Item 1.   Legal Proceedings...........................................12
      Item 2.   Changes in Securities.......................................12
      Item 3.   Defaults Upon Senior Securities.............................12
      Item 4.   Submission of Matters to a Vote of Security Holders.........12
      Item 5.   Other Information...........................................13
      Item 6.   Exhibits and Reports on Form 8-K............................13

SIGNATURES..................................................................13

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
                                                       ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
     ----------------------------------------

Current liabilities:
   Accounts payable                                    $   176,908
   Accrued expenses                                        421,961
   Due to related parties                                  504,105
   Notes payable                                           226,466
                                                       -----------

     Total current liabilities                           1,329,440
                                                       -----------

Stockholders' deficiency:
   Series 2001 convertible preferred stock                  42,470
   Series 2001 A convertible preferred stock                    --
   Class B preferred stock                                      --
   Common stock                                          2,708,109
   Accumulated deficit                                  (4,080,019)
                                                       -----------

     Total stockholders' deficiency                     (1,329,440)
                                                       -----------

     Total liabilities and stockholders' deficiency    $        --
                                                       ===========

See accompanying notes to financial statements.

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

          For the three month periods ended September 30, 2003 and 2002

                                                 2003         2002
                                               --------     --------
Gross revenues                                 $     --           --

Operating expenses                                   --        3,433

Other expenses:
   Interest expense                              31,467       12,028
   Impairment of assets                              --      199,457
                                               --------     --------

     Net loss                                  $(31,467)    (214,918)
                                               ========     ========
Loss per common share:
   Basic and diluted                              (0.44)       (6.18)
                                               ========     ========

Weighted average common shares outstanding:
   Basic and diluted                             70,890       34,793
                                               ========     ========


See accompanying notes to financial statements.

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

 For the nine month periods ended September 30, 2003 and 2002 and the period from March 23, 999 (inception) to September 30, 2003

                                                            CUMULATIVE FOR
                                                             THE PERIOD
                                                           FROM MARCH 23,
                                                          1999 (INCEPTION)
                                                                  TO
                                                             SEPTEMBER 30,
                                2003           2002              2003
                             ----------     ----------    -----------------
Gross revenues               $       --             --            45,744
Cost of sales                        --             --               264
                             ----------     ----------        ----------

     Net revenue                     --             --            45,480

Operating expenses                   --        102,636         3,373,916

Other expenses:
   Interest expense              91,170         43,428           211,556
   Impairment of assets              --        199,457           315,027
   Provision for loss on
     non-cancelable leases           --             --           225,000
                             ----------     ----------        ----------
     Total expenses              91,170        345,521         4,125,499
                             ----------     ----------        ----------

     Net loss                $  (91,170)      (345,521)       (4,080,019)
                             ==========     ==========        ==========

Loss per common share:
   Basic and diluted              (1.29)        (25.51)
                             ==========     ==========

Weighted average
  common shares outstanding:
    Basic and diluted            70,767         13,542
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

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

          For the nine month periods ended September 30, 2003 and 2002 and the period from March 23, 1999 (inception) to September 30, 2003

                                                         2003         2002     SEPTEMBER 30, 2003
                                                       --------    ---------- ---------------------
Cash flows from operating activities
   Net loss                                            $(91,170)     (345,521)    (4,080,019)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                        --        50,235        293,772
        Loss on impairment of assets                         --       199,457        315,027
        Provision for loss on non-cancelable leases          --            --        225,000
        Common stock issued for services                     --            --      2,055,405
          Increase (decrease) in cash caused by
             changes in:
               Accounts payable                              --         1,132        176,908
               Accrued expenses                          38,233        37,109        261,968
               Due to related parties                    52,937        57,588        504,105
                                                       --------    ----------     ----------

          Net cash used in operating activities              --            --       (247,834)

Cash flows from investing activities:
   Acquisition of property and equipment                     --            --       (274,453)

Cash flows from financing activities
   Proceeds from issuance of preferred stock                 --            --         49,000
   Proceeds from issuance of capital stock                   --            --        646,174
   Due to related parties                                    --            --       (399,353)
   Proceeds from issuance of notes payable                   --            --        226,466
                                                       --------    ----------     ----------

          Net cash provided by financing activities          --            --        522,287
                                                       --------    ----------     ----------

          Net decrease in cash                               --            --             --

Cash at beginning of period                                  --            --             --
                                                       --------    ----------     ----------
Cash at end of period                                  $     --            --             --
                                                       ========    ==========     ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest                              $     --            --         15,310
                                                       ========    ==========     ==========

Noncash activity:


Purchase of intangible assets from related party       $     --            --        399,353
                                                       ========    ==========     ==========

Reduction of capital lease obligation
  upon abandonment of assets                           $     --            --         65,006
                                                       ========    ==========     ==========

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

       These assets were originally purchased from the National Children's Reading Foundation on December 30, 1999. The National Children's Reading Foundation is a not-for-profit company whose shares are held by Lawrence Stanfield, who was a substantial shareholder of Stanfield Educational Alternatives, Inc. These assets were being amortized utilizing the straight-line method over a five-year life.

       Amortization expense for the three-month periods ended September 30, 2003 and 2002 was $0 and $19,968, respectively, and for the nine month periods ended September 30, 2003 and 2002, amortization expense was $0 and $39,936, respectively.

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

(5)    CAPITALIZATION

       On September 1, 2003, the Company affected a one hundred-for-one reverse stock split. At September 30, 2003, the Company had issued 70,890 shares of common stock.

       On July 30, 2003, the Majority Shareholders and the Board of Directors approved amendments to the Articles of Incorporation which are designed to reorganize the capital structure of the Company. The Articles increased the total number of authorized common stock to 500,000,000 and the authorized preferred shares to 150,000,000.

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

(7)    RELATED PARTY TRANSACTIONS

       The president, current and former principal stockholders, and certain employees from time to time make advances to the Company. The advances have been made for financing and working capital purposes. At September 30, 2003, the total of such advances and accrued interest was $504,105.

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

                    STANFIELD EDUCATIONAL ALTERNATIVES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

(9)    SUBSEQUENT EVENT, CONTINUED

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

       The source of the consideration use by the Nor-American stockholders to acquire their interest in the Company was the exchange of their respective shares of the outstanding securities of Nor-American. The primary basis of the "control" by the Nor-American stockholders is stock ownership and/or management positions.

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

       4. A forward split of the remaining 2001A Convertible Preferred Stock, such that 94,375,000 shares of 2001A Convertible Preferred Stock remain issued and outstanding, which are convertible one-for-one for common stock of the Company.

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

Results of Operations:
----------------------

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

                                   SIGNATURES

Stanfield Educational Alternatives, Inc.


By: /s/Bradley Wilson
-----------------------------------------------
Bradley Wilson, Current Chief Executive Officer

Date: December 10, 2003.