Form 10KSB
period 2003-12-31
NORTH AMERICAN LIABILITY GROUP INC
filed 2004-04-15
CIK 1085115

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                          FORM 10-KSB


     [X] Annual report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                   For the fiscal year ended December 31, 2003
                                            -------------------

                     Commission File Number: 000-25947
                                            -----------


                   NORTH AMERICAN LIABILITY GROUP, INC.
           ---------------------------------------------------
           (Formerly Stanfield Educational Alternatives, Inc.)
             (Name of Small Business Issuer in its Charter)




          Florida                                      65-0386286
-------------------------------                   -------------------
(State or Other Jurisdiction of                      (IRS Employer
 Incorporation or Organization)                   Identification No.)

2929 East Commercial Boulevard,  Suite 610, Ft. Lauderdale, FL    33308
--------------------------------------------------------------  ----------
         (Address of Principal Executive Offices)               (Zip Code)

     11891 U.S. Highway One, Suite 100 North Palm Beach, FL 33408
     ------------------------------------------------------------
           (Former Address of Principal Executive Offices)


                              (954) 771 5500
                        ---------------------------
                        (Issuer's Telephone Number)


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

                                                           [X] YES [] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] The issuer is a development stage company, and as such has yet to generate substantial revenues.

As of April 14, 2004, the issuer had 125,124,898 shares of Common Stock outstanding.

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


Item 1.  Description of Business
         -----------------------

     North American Liability Group, Inc. (formerly known as Stanfield Educational Alternatives, Inc. ("Stanfield") and formerly known as Innovative Technology Systems, Inc.("Innovative")) (the "Company") is presently a development stage company.

     On December 30, 1999, we entered into an agreement with The National Children's Reading Foundation to purchase intellectual properties and certain fixed assets at fair market value. Lawrence W. Stanfield, who was then our CEO and President, was the sole shareholder of The National Children's Reading Foundation. On January 12, 2000, we changed our name
to Stanfield Educational Alternatives, Inc.   On April 24, 2000, we
opened our first corporate advancement center, and we had planned to open two additional centers in the fall of 2000. However, as of December 31, 2001 these plans were abandoned and the Corporate center was closed. At this time, we were an educational corporation and franchiser of the Stanfield Ed-vancement Centers, a network that provided a comprehensive range of educational and tutorial services to individuals of all ages. We also developed and published a variety of specialized educational programs including a computer global Internet educational campus in various languages. We developed a variety of educational programs for children of all ages for both video and television production.

Change in Business Focus and Change in Control
----------------------------------------------

     However, we were never able to commence meaningful business operations or generate sufficient revenues or capital to launch our business in a meaningful sense. As such, we abandoned our plans to operate as an educational corporation. As a result, on June 20, 2003, Larry Stanfield entered into an agreement, subject to some conditions, to transfer his holdings in us to Bradley Wilson and Mr. Wilson became our sole officer and director. Those contingencies have all been met. At that time, due to our lack of business operations, we could be defined as a "shell" company whose sole purpose at the time was to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity.

     On October 2, 2003, we completed a triangular merger with Nor-American Liability Corporation ("Nor-American"). Nor-American is a newly formed Florida corporation that was created to support the development of captive insurance programs. Nor-American is a development stage company that has received no revenues to date. At the closing, the Company acquired all of Nor-American's issued and outstanding shares of common stock in exchange for 160,000,000 "unregistered" and "restricted" shares of our common stock. The exchange was on a 16 for 1 basis, with Nor-American having 10,000,000 shares of common stock issued and outstanding. As a result of the Merger, Nor-American became a wholly-owned subsidiary of us.

     Through our new subsidiary, we intend to provide services to professional groups seeking to obtain affordable professional liability insurance rates through the creation of captive insurance companies. We anticipate our services to include evaluation, development and management of captive insurance programs. We will seek physicians, attorneys, condominium associations and other business and professional groups in similar industries to assist in the creation and management of captive insurance programs. There is no assurance that we will be able to accomplish any of these goals.

Employees
---------

     As of December 31, 2003, we had one employee. This employee is considered full-time and is not represented by a union. We believe our relationship with our employee to be good.

Environmental Laws
------------------

     We believe we are in compliance with all environmental laws. Future compliance with environmental laws is not expected to have a material adverse effect on the business.


Item 2.  Properties
         ----------

     While operating as Stanfield, we defaulted on our previous lease agreement and in fact was evicted from its offices. We have recently signed a one year lease ending December 31, 2004 for approximately 1500 square feet to maintain its Executive offices, located at 2929 East Commercial Boulevard, Suite 610, Ft. Lauderdale, FL 33308. The rent is $1,415 per month and is currently prepaid for one (1) month. The monthly rent includes heat and utilities. The Company has paid a refundable security deposit of $2,830. In addition, we lease an apartment for one member of the Subsidiary's Board of Directors. The lease is non-cancelable and expires November 30, 2004. Rent and fees paid at December 31, 2003 amount to $3,438. The amount of rent remaining to be paid at December 31, 2003 was $15,695, all of which is due to be paid in 2004.


Item 3.  Legal Proceedings
         -----------------

     Due to our financial difficulties, we defaulted on a number of debt and lease obligations. We were evicted from our premises and several judgments totaling approximately $310,000 were entered against us. We are currently trying to resolve these obligations through settlements. However, there is no assurance that we will be able to settle on terms favorable to us and if we are unable to do so, this will have a material adverse affect on our ability to operate properly in the future.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No items were submitted to a vote of security holders during the year ended December 31, 2003.


                            PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

     Our common stock is listed for trading on the Over-the-Counter Bulletin Board inter-dealer trading system. The Company's trading symbol is NALG. We declared no dividends on our common stock during the year ended December 31, 2003, and we do not anticipate paying dividends in the future. The high and low closing inter-dealer sales prices for each quarter of the last fiscal year are as follows:

                                        2003                   2002*
                                  HIGH         LOW       HIGH        LOW
             1st Qtr             13.00         6.00      1.01        0.51
             2nd Qtr             10.00         3.00      1.60        0.60
             3rd Qtr             8.00          0.25      1.45        0.25
             4th Qtr             2.00          0.25      0.15        0.10

*Does not give effect to any stock splits.


     As of December 31, 2003, the number of shareholders of record was approximately 390.

Item 6.  Management's Discussion and Analysis or Plan of Operations
         ----------------------------------------------------------

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


Results of Operations
---------------------

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
---------------------------------------------------------------------

     We had no revenues for the years ended December 31, 2003 and December 31, 2002. Our prior operations failed to generate any revenues and since merging with Nor-American, a newly formed company, we have also had no revenues. There is no assurance that we will have revenues in fiscal 2004.

     As we had no sales in either 2003 or 2002, we had no cost of sales for those fiscal years.

     Operating expenses for 2003 were $178,937 as compared to $122,861 for 2002, an increase of approximately $56,000 or 45%. This increase was due to the Company ceasing its operations in the education business and its initial costs for reorganizing itself as a management services business.

     Other expenses for the year ended December 31, 2003 were $137,479 as compared to $303,370 for the year ended December 31, 2002, a decrease of approximately $166,000 or 55%. Again, this was due to the cessation of operations.

     The Company's net loss for the year ended December 31, 2003 was $316,416 as compared to $426,231 for the year ended December 31, 2002, a decrease of approximately $110,000 or 26%. This decrease in net loss was primarily due to the decrease in other expenses as referenced above.

     As a result of the foregoing, for the year ended December 31, 2003, the Company had a loss per share of $0.01 as compared to a loss per share of $15.35 for the year ended December 31, 2002, on both a basic and fully diluted basis. No conversion of common stock equivalents has been assumed as such conversion would have an antidilutive effect on diluted loss per common share amounts. Once again, the Company attributes the decrease in loss per share to the decrease in the Company's other expenses and to the issuance of shares in fiscal 2003.

Other Events
------------

     On October 2, 2003, we completed a triangular merger with Nor-American Liability Corporation. Nor-American is a newly formed Florida corporation that was created to support the development of captive insurance programs. Nor-American is a development stage company that has generated no revenues to date. At the closing, we acquired all of Nor-American's issued and outstanding shares of common stock in exchange for 160,000,000 "unregistered" and "restricted" shares of our common stock. The exchange was on a 16 for 1 basis, with Nor-American having 10,000,000 shares of common stock issued and outstanding. As a result of that merger, Nor-American became our wholly owned subsidiary and we changed our name to our current name, North American Liability Group, Inc.

     We intend through our new subsidiary, to provide services to professional groups seeking to obtain affordable professional liability insurance rates through the creation of captive insurance companies. Our services are anticipated to include evaluation, development, and management of captive insurance programs. We will seek physicians, attorneys, condominium associations and other business and professional groups in similar industries to assist in the creation and management of captive insurance programs. There is no assurance that we will be successful in launching our intended business.

     The controlling shareholder of Nor-American Liability Corporation was Bradley Wilson, and pursuant to the terms of the Plan and Agreement of Merger, the shareholders of Nor-American Liability Corporation received 160,000,000 shares of common stock of the Registrant. As of December 31, 2003, taking into account a forward split of the 2001A Convertible Preferred Stock, and the issuance of new stock pursuant to the terms of the merger, and assuming conversion of all of the outstanding shares of 2001A Convertible Preferred Stock, the former shareholders of Nor-American Liability Corporation owned 51.4% of the common stock of the Registrant on a fully diluted basis. The transaction involved the retirement and cancellation of 775,000 shares of 2001A Convertible Preferred Stock equivalent to 96,875,000 shares of common stock, which was owned by John W. Bylsma, the former controlling shareholder. As of December 31, 2003, Mr. Wilson owned or controlled 50.8% of the common stock of the Company, assuming full conversion of all outstanding preferred stock.

     The source of the consideration used by the Nor-American stockholders to acquire their interest in the Company was the exchange of their respective shares of the outstanding securities of Nor-American. The primary basis of the "control" by the Nor-American stockholders is stock ownership and/or management positions.

     The principal terms of the Plan and Agreement of Merger were:

     1. The issuance of 160,000,000 "unregistered" and "restricted" shares of our common stock in exchange for all of Nor-

          American's issued and outstanding shares of common stock. The exchange was on a 16 for 1 basis, with Nor-American having 10,000,000 shares of common stock issued and outstanding. As a result of the Merger, Nor-American became our wholly owned subsidiary.

     2.   The cancellation of 775,000 shares of 2001A Convertible
          Preferred Stock owned by our former controlling shareholder, as outlined above.

     3. The issuance of 56,625,000 shares of "unregistered" and "restricted" common stock to holders of 2001A Convertible Preferred Stock, which does not include any issuance in connection with any of the shares referred to in paragraph 2 above.

     4. A forward split of the remaining 2001A Convertible Preferred Stock, such that 94,375,000 shares of 2001A Convertible
          Preferred Stock were issued and outstanding, which are convertible into common stock of the Company.

     5. An agreement to change our name to "North American Liability Group, Inc." within thirty days of the closing of the Merger, which was effective on November 12, 2003.

     On February 5, 2004 the Company cancelled 158,000,000 shares of its Common stock. The cancelled shares were held by Bradley Wilson, Chairman of the Company and Regency Financial Group, each canceling 79,000,000 shares. In consideration of canceling their shares, 30,000,000 and 20,000,000 shares of Class B Preferred stock were issued to Mr. Wilson
and Regency, respectively.   Shares of Class B Preferred stock carry 10
votes per share and cannot be converted to Common stock prior to September 1, 2005.

Liquidity and Capital Resources
-------------------------------

     On December 31, 2003, the Company had a working capital deficit of approximately $1,560,000. Since its inception, the Company has continued to sustain losses. The Company's operations since inception have been funded by the sale of common and preferred stock, and proceeds from loans secured by the Company's common stock. These funds have been used for working capital and capital expenditures and other corporate purchases. The Company has had losses of approximately $4,300,000 since inception. The Company is seeking financing through equity financing. There can be no assurance that the Company will be able to obtain funding at terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------

          In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities

(VIE's) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

     The Company has not identified any VIE's for which it is the primary beneficiary or has significant involvement.

     In December 2003, the FASB issued FIN No. 46 (revised December
2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

     a. For special purpose entities (SPE's) created prior to February 1, 2003, the Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

     b. For non-SPE's created prior to February 1, 2003, the Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

     c. For all entities, regardless of whether a SPE, that were created subsequent to January 31, 2003, the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company is required to adopt
          FIN 46-R at the end of the first interim or annual reporting period ending after March 31, 2004.

     The adoption of the provisions applicable to SPE's and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the impact of adopting FIN 46-R applicable to non-SPE's created prior to February 1, 2003, but does not expect a material impact.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

     The Company has no disagreements with the accountants.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-KSB that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company's fourth quarter that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.


                            PART III

Item 9.  Directors, Executive Officers Promoters and Control Persons
         -----------------------------------------------------------

     This table sets forth the name, age and position of each director and executive officer of the Company:



Name of Director        Age       Position

Bradley Wilson          45        Director, Chairman and President

     Bradley Wilson - Director, Chairman and President. Mr, Wilson has served in these capacities since October 2003. Mr. Wilson currently is President of Merbank Capital Corporation, a private consulting company in Orlando, Florida and president of Koala International Wireless Inc., a publicly traded company ("KIWI"). Previously, he was Director of Great Wall Food and Beverage Corp., a U.S. public company (symbol: GWFB) and President of Noble Brands, Inc.(symbol: NBBD).


Item 10. Executive Compensation
         ----------------------

     Our President and sole director did not receive any remuneration from us during the fiscal year. We have accrued compensation for Mr. Fischer (a director of our subsidiary) in the amount of $73,900 and David Tews (also a director of our subsidiary) has received $30,00 in compensation. See "Certain Relationships and Related Transactions." The ompany has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Employment and Consulting Agreements
------------------------------------

     Our wholly-owned subsidiary North American Liability Corporation ("the Subsidiary"), entered into an Employment Agreement with the Subsidiary's Chairman and CEO, Harold Fischer. Under this agreement, which is for a term of three years, Fischer is to receive a base annual salary of $200,000 plus an incentive bonus of up to one time his salary based upon his performance. The Subsidiary was also to issue, upon execution of the agreement, to the employee 1,000,000 shares of common stock. Furthermore, the Subsidiary was to grant to the employee, at the date of the agreement, 4,000,000 Rule 144 shares of common stock which are to be held in escrow and released to the employee in three equal installments on the first, second, and third anniversary of employment. No shares have been issued by the Subsidiary under this Employment Agreement.

     James Jarboe is engaged by the Company's wholly-owned subsidiary, North American Liability Corporation ("the Subsidiary"), as a Consultant and Member of its Board of Directors, reporting to its Chairman, in an agreement dated September 18, 2003. The term of the agreement is two (2) years and it provides for (i) an annual salary of $24,000 paid in equal installments on a monthly basis, subject to deductions and withholdings as required by law, (ii) incentive bonuses for investment procurement (5% of proceeds raised in cash plus 5% in common stock at closing and for Group or Policy procurement (a fair commercial market fee to be determined at the time of the Group or Policy completed with the Subsidiary), and (iii) participation in any or all healthcare plans the Subsidiary provides at the consultant's expense. Upon execution of the agreement the Company agreed to immediately grant an option to purchase 2,000,000 shares of common stock under Rule 144 at 85% of the then current stock price on a day to be determined within 30 days of the effective date of the agreement. Upon termination the consultant is entitled to receive salary and bonuses earned and expenses incurred up to the time of termination, subject to reduction for losses to the Company due to theft, embezzlement, fraud or similar loss caused by the consultant.


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     As of December 31, 2003, there were 247,820,898 shares of our common stock, no par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner (1) has sole voting and investment power with respect to the shares set forth opposite his name.


Name and Address of                Beneficial          Beneficial
Beneficial Owner(1)                Ownership           Ownership
-------------------                ----------          -------------
Bradley Wilson                     78,000,000             31.47%

James Rice(2)                      78,000,000             31.47%

All Directors and Executive
Officers as a Group (1 persons)    78,000,000             31.47%


(1)  The addresses for these shareholders is care of the company.
(2) Mr. Rice's shares are owned by Regency Financial Corp., a company which Mr. Rice controls.

Item 12. Certain Relations and Related Transactions
         ------------------------------------------

     The president, current and former principal stockholders, and certain employees from time to time made advances to us. The advances have been made for financing and working capital purposes. At December 31, 2003 and 2002 respectively, the total of such advances and accrued interest was $261,917 and $451,168.

     We lease an apartment for one the members of our subsidiary's Board of Directors. The lease is non-cancelable and expires November 30, 2004. Rent and fees paid at December 31, 2003 amount to $3,438. The amount of rent remaining to be paid at December 31, 2003 was $15,695, all of which is due to be paid in 2004.

     We have a one year agreement to reimburse apartment rental costs for one of our subsidiary's Board of Directors. The amount of reimbursement paid during the year ended December 31, 2003 was $1,500. The amount of rental reimbursement to be paid in 2004 is $16,500.

     One member of of our subsidiary's Board of Directors has been paid fees for raising working capital for the Company. During the year ended December 31, 2003, the total of the fees paid was $30,000.

     Our wholly-owned subsidiary has an Employment Agreement with Harold Fischer who is the subsidiary's Chairman and CEO. Under this agreement, which is for a term of three years, Fischer is to receive a base annual salary of $200,000 plus an incentive bonus of up to one time his salary based upon his performance. The Subsidiary was also to issue, upon execution of the agreement, to the employee 1,000,000 shares of common stock. Furthermore, the Subsidiary was to grant to the employee, at the date of the agreement, 4,000,000 Rule 144 shares of common stock which are to be held in escrow and released to the employee in three equal installments on the first, second, and third anniversary of employment. No shares have been issued by the Subsidiary under this Employment Agreement.

     The Subsidiary also has a Consulting Agreement with James Jarboe as Consultant and Director. Under this agreement, which is for a term of two years, Jarboe is to receive base annual compensation of $24,000, plus a bonus to be paid in cash and stock of 10% of any debt or equity capital raised.

     We settled a note payable to the former controlling shareholder. With principal and accumulated interest, the debt amounted to $444,088. In the settlement, we paid $200,000, the current president contributed $185,000, and $59,088 was forgiven.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

ITEMS 1 AND 2. INDEX TO AND DESCRIPTION OF EXHIBITS

(a)  EXHIBIT No.              EXHIBIT NAME

         31.1     Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     Audit Fees billed for fiscal 2003 and 2002 for professional
services rendered by the  principal accountant   for the audit of the
registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB were $14,864 and $33,290, respectively.

     There were no other fees billed to us by our principal accountant.

                             SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities
Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on April 14, 2004.

                              North American Liability Group, Inc.


                              By: /s/ Bradley Wilson
                                 -----------------------------------
                                 Bradley Wilson
                                 President, Chief Executive Officer



         In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

   SIGNATURE                  TITLE                      DATE


/S/Bradley Wilson              D/P                      4/14/04
----------------------------
Bradley Wilson

                  Independent Auditors' Report
                  ----------------------------

To the Stockholders and Board of Directors of North American Liability Group, Inc.:

We have audited the accompanying consolidated balance sheets of North American Liability Group, Inc. and Subsidiary (a development stage company) (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended, and for the period March 23, 1999 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North American Liability Group, Inc. and Subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, and for the period March 23, 1999 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that North American Liability Group, Inc. (a development stage company) will continue as a going concern. As discussed in Note 12 to the financial statements, the Company's net loss during the development period raises substantial doubt about the entity's ability to continue as a going concern. Management's plans and intentions with regard to these matters are discussed in Notes 1(a) and 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
March 25, 2004

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)

                   Consolidated Balance Sheets
                   December 31, 2003 and 2002

                                                      Dec. 31,      Dec. 31,
                                                        2003          2002
                                                    -----------   -----------
                    Assets
                    ------
Current assets:
   Cash                                             $    27,648       $-
   Prepaid expenses                                       1,415         -
                                                    -----------   -----------
                Total current assets                     29,063        -

Property and equipment, net                               2,497         -

Other Assets:
   Deposits                                               4,400         -
                                                    -----------   -----------
           Total other assets                             4,400         -
                                                    -----------   -----------
           Total assets                             $    35,960   $     -
                                                    ===========   ===========

   Liabilities and Stockholders' Deficiency
   ----------------------------------------

Current liabilities:
   Accounts payable                                 $   192,155   $   176,908
   Accrued expenses                                     585,108       383,728
   Due to related parties                               261,917       451,168
   Notes payable                                        551,466       226,466
                                                    -----------   -----------
           Total current liabilities                  1,590,646     1,238,270
                                                    -----------   -----------

Stockholders' deficiency:
   Series 2001 convertible preferred stock               42,470        47,847
   Series 2001 A convertible preferred stock               -             -
   Series 2001 B convertible preferred stock               -             -
   Class B preferred stock                                 -             -
   Common stock                                       2,708,109     2,702,732
   Accumulated deficit                               (4,305,265)   (3,988,849)
                                                    -----------   -----------
           Total stockholders' deficiency            (1,554,686)   (1,238,270)
                                                    -----------   -----------
           Total liabilities and stockholders'
             deficiency                             $    35,960   $      -
                                                    ===========   ===========

See accompanying notes to the consolidated financial statements.

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)

              Consolidated Statements of Operations

                                                                              Cumulative for
                                                                                the period
                                                                               from March 23,
                                                                              1999 (inception)
                                               Year ended      Year ended           to
                                               December 31,    December 31,     December 31,
                                                  2003             2002             2003
                                               ------------    ------------   ----------------
Gross revenues                                 $       -       $       -      $         45,744
Cost of sales                                          -               -                   264
                                               ------------    ------------   ----------------
           Net revenue                                 -               -                45,480

Operating expenses                                  178,937         122,861          3,552,853

Other income(expenses):
   Other income                                      59,088            -                59,088
   Interest expense                                (196,567)        (79,292)          (316,953)
   Impairment of assets                                -           (224,078)          (315,027)
   Provision for loss on non-cancelable leases         -               -              (225,000)
                                               ------------    ------------   ----------------
           Total other income(expenses)            (137,479)       (303,370)          (797,892)
                                               ------------    ------------   ----------------

           Net (loss)                          $   (316,416)   $   (426,231)  $     (4,305,265)
                                               ============    ============   ================

Loss per common share:
   Basic and diluted                                  (0.01)         (15.35)
                                               ============    ============

Weighted average common shares outstanding:
   Basic and diluted                             53,014,718          27,761
                                               ============    ============


See accompanying notes to the consolidated financial statements.

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)
  Consolidated Statements of Stockholders' Equity (Deficiency)
             Years ended December 31, 2003 and 2002
and the period from May 23, 1999 (Inception) to December 31, 2003


                                                                                    Additional
                                        Preferred Stock         Common Stock        Paid in      Accumulated
                                       Shares     Amount     Shares       Amount      Capital       Deficit        Total
                                     ----------  --------   ---------  ----------   ----------   -----------   -----------
Balance March 23, 1999 (inception)        -      $   -          -      $     -      $    -       $     -       $      -

Issuance of stock                         -          -      1,510,000       1,510      241,524         -           243,034

Shares issued to reflect
 re-capitalization of reverse
 acquisition                              -          -      5,435,000     241,524     (241,524)        -              -

Net loss                                  -          -          -            -            -         (233,968)     (233,968)
                                     ----------  --------   ---------  ----------   ----------   -----------   -----------

Balances at December 31, 1999             -          -      6,855,000     243,034         -         (233,968)        9,066

Issuance of common stock                  -          -        405,140     403,140         -             -          403,140

Issuance of common stock for
  services                                -          -      2,069,250   2,055,405         -             -        2,055,405

Net loss                                  -          -          -            -            -       (2,422,299)   (2,422,299)
                                     ----------  --------   ---------  ----------   ----------   -----------   -----------

Balances at December 31, 2000             -         -       9,329,390   2,701,579         -       (2,656,267)       45,312

Reverse stock split                       -         -      (9,211,435)       -            -             -             -

Issuance of Series 2001
  convertible preferred stock            25,500    49,000       -            -            -             -           49,000

Issuance of Series 2001 A
  convertible preferred stock         5,603,000      -          -            -            -             -             -

Issuance of Series 2001 B
  convertible preferred stock         5,643,175      -          -            -            -             -             -

Net loss                                  -          -          -            -            -         (906,351)     (906,351)
                                     ----------  --------  ---------   ----------   ----------   -----------   -----------

Balances at December 31, 2001        11,271,675    49,000    117,955    2,701,579         -       (3,562,618)     (812,039)

Conversion of Series 2001
  convertible preferred stock
  to common stock                          (600)   (1,153)     2,679        1,153         -             -             -

Conversion of Series 2001 A
  convertible preferred stock
  to common stock                    (4,073,000)     -     4,073,000         -            -             -             -

Conversion of Series 2001 B
  convertible preferred stock
  to common stock                    (2,915,731)     -     2,915,731         -            -             -             -

Cancellation of common stock              -          -       (54,051)        -            -             -             -

Net loss                                  -          -          -            -            -         (426,231)     (426,231)
                                     ----------  --------  ---------   ----------   ----------   -----------   -----------

Balances at December 31, 2002         4,282,344  $ 47,847  7,055,314   $2,702,732   $     -      $(3,988,849)  $(1,238,270)


See accompanying notes to the consolidated financial statements.

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency), Continued
             Years ended December 31, 2003 and 2002
and the period from May 23, 1999 (Inception) to December 31, 2003


                                                                                       Additional
                                        Preferred Stock          Common Stock          Paid in      Accumulated
                                       Shares     Amount       Shares      Amount      Capital       Deficit        Total
                                     ----------  --------   -----------  ----------   ----------   -----------   -----------
Conversion of Series 2001
  convertible preferred stock
  to common stock                        (2,800)   (5,377)       6,000        5,377         -            -            -

Cancellation of common stock in
  100 for 1 reverse stock split            -         -      (6,990,424)       -             -            -            -

Cancellation of Series 2001 B
  convertible preferred stock
  for voidance of series             (2,727,444)     -            -           -             -            -            -

Cancellation of Series 2001 A
  convertible preferred stock
  of the prior controlling
  shareholder                          (775,000)     -            -           -             -            -            -

Issuance of Series 2001 A
  convertible preferred stock in
  125 for 1 forward stock split      94,375,000      -            -           -             -            -            -

Conversion of Series 2001 A
  convertible preferred stock
  for common stock in 1 for 75
  merger agreement                     (755,000)     -      56,625,000        -             -            -            -

Conversion of Series 2001 A
  to common stock                   (31,125,000)     -      31,125,000        -             -            -            -

Issuance of common stock in
  merger agreement                         -         -     160,000,000        -             -            -            -

Issuance of common stock for
  rounding                                 -         -               8        -             -            -            -

Net loss                                   -         -            -        -                -        (316,416)     (316,416)
                                     ----------  --------  -----------  ----------   ----------   -----------   -----------

Balances at December 31, 2003        63,272,100  $ 42,470  247,820,898  $2,708,109   $      -     $(4,305,265)  $(1,554,686)
                                     ==========  ========  ===========  ==========   ==========   ===========   ===========



See accompanying notes to the consolidated financial statements.

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows

                                                                                  Cumulative for
                                                                                    the period
                                                                                  from March 23,
                                                                                 1999 (inception)
                                                  Year ended      Year ended           to
                                                  December 31,    December 31,     December 31,
                                                     2003             2002             2003
                                                  ------------    ------------   ----------------
Cash flows from operating activities
   Net loss                                       $   (316,416)       (426,231)        (4,305,265)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Forgiveness of related party note payable        (59,088)           -               (59,088)
      Depreciation and amortization                         49          50,235            293,772
      Loss on impairment of assets                        -            224,078            315,027
      Provision for loss on non-cancelable leases         -               -               225,000
      Common stock issued for services                    -               -             2,055,405
      Increase (decrease) in cash caused by
        changes in:
         Other current assets                           (1,415)           -                (1,415)
         Other assets                                   (4,400)           -                (4,400)
         Accounts payable                               15,247         (34,779)           192,155
         Accrued expenses                              201,380         104,109            425,115
         Due to related parties                         69,837          82,588            521,005
                                                  ------------    ------------   ----------------
      Net cash used in operating activities            (94,806)           -              (342,640)

Cash flows from investing activities:
  Acquisition of property and equipment                 (2,546)           -              (276,999)

Cash flows from financing activities:
  Repayment of note payable to related party          (200,000)           -              (200,000)
  Proceeds from issuance of preferred stock               -               -                49,000
  Proceeds from issuance of capital stock                 -               -               646,174
  Due to related parties                                  -               -              (399,353)
  Proceeds from issuance of notes payable              325,000            -               551,466
                                                  ------------    ------------   ----------------

      Net cash provided by financing activities        125,000            -               647,287
                                                  ------------    ------------   ----------------

      Net increase(decrease) in cash                    27,648            -                27,648

Cash at beginning of period                               -               -                -
                                                  ------------    ------------   ----------------

Cash at end of period                             $     27,648    $       -      $         27,648
                                                  ============    ============   ================
Supplemental disclosure of cash flow information:
  Cash paid for interest                          $       -       $       -      $         15,310
                                                  ============    ============   ================

Noncash activity:

Purchase of intangible assets from related party  $       -       $       -      $        399,353
                                                  ============    ============   ================

Reduction of capital lease obligation upon
  impairment of assets                            $       -       $       -      $         65,006
                                                  ============    ============   ================


See accompanying notes to the consolidated financial statements.

             NORTH AMERICAN LIABILITY GROUP, INC.
                (A Development Stage Company)
                Notes to Financial Statements

(1)    Summary of Significant Business and Accounting Policies

   (a) Organization

       In December 1999, Innovative Technology Systems, Inc. ("Innovative") authorized and entered into an agreement effecting a tax-free exchange in a reorganization pursuant to IRS Code 368(a)(1)(A). Pursuant to the agreement, Innovative exchanged one share of its previously authorized but unissued shares of no par common stock in exchange for two shares of Stanfield Educational Alternatives, Inc. ("Stanfield") common stock. In accordance with the agreement, Innovative acquired all of the issued and outstanding shares of Stanfield in exchange for shares of Innovative. For accounting purposes, the acquisition has been treated as an acquisition of Innovative by Stanfield and as a recapitalization ("Reverse Acquisition") of Stanfield. Subsequent to the recapitalization, Innovative changed its name to Stanfield Educational Alternatives, Inc.

       On October 2, 2003, Stanfield completed a triangular merger with Nor-American Liability Corporation. Nor-American is a newly formed Florida corporation that was created to support the development of captive insurance programs. Nor-American is a development stage company that has received no revenues to date. At the closing, the Company acquired all of Nor-American's issued and outstanding shares of common stock in exchange for 160,000,000 "unregistered" and "restricted" shares of the Company's common stock. The exchange was on a 16 for 1 basis, with Nor-American having 10,000,000 shares of common stock issued and outstanding. As a result of the merger, Nor-American became a wholly owned subsidiary of Stanfield. Following the merging of the companies, Stanfield changed its name to North American Liability Group, Inc., referred to as "the Company" hereinafter.

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

       The controlling shareholder of Nor-American Liability Corporation was Bradley Wilson, and pursuant to the terms of the Plan and Agreement of Merger, the shareholders of Nor-American Liability Corporation received 160,000,000 shares of common stock of the Registrant. As of December 31, 2003, taking into account a forward split of the 2001A Convertible Preferred Stock, and the issuance of new stock pursuant to the terms of the merger, and assuming conversion of all of the outstanding shares of 2001A Convertible Preferred Stock, the former shareholders of Nor-American Liability Corporation owned 51.4% of the common stock of the Registrant on a fully diluted basis. The transaction involved the retirement and cancellation

(1)    Summary of Significant Business and Accounting Policies,
       Continued

       of 775,000 shares of 2001A Convertible Preferred Stock equivalent to 96,875,000 shares of common stock, which was owned by John W. Bylsma, the former controlling shareholder. As of December 31, 2003, Mr. Wilson owned or controlled 50.8% of the common stock of the Company, assuming full conversion of all outstanding preferred stock.

       The source of the consideration used by the Nor-American stockholders to acquire their interest in the Company was the exchange of their respective shares of the outstanding securities of Nor-American. The primary basis of the "control" by the Nor-American stockholders is stock ownership and/or management positions.

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

       2.  The cancellation of 775,000 shares of 2001A
       Convertible Preferred Stock owned by the Company's former controlling shareholder, as outlined above.

       3. The issuance of 56,625,000 shares of "unregistered" and "restricted" common stock to holders of 2001A
       Convertible Preferred Stock, which does not include any issuance in connection with any of the shares referred to in paragraph 2 above.

       4. A forward split of the remaining 2001A Convertible Preferred Stock, such that 94,375,000 shares of 2001A Convertible Preferred Stock were issued and outstanding, which are convertible one-for-one for common stock of the Company.

       5. An agreement to change the name of the Company to "North American Liability Group, Inc." within thirty days of the closing of the Merger, which was effective on November 12, 2003.

       The Company is in its development stage and needs substantial additional capital to complete its development and to reach an operating stage. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and therefore, will recover the reported amount of its assets and satisfy its liabilities on a timely basis in the normal course of its operations. See note 12 for a discussion of management's plans and intentions.

  (b)  Principles of Consolidation

       The financial statements include the accounts of North American Liability Group, Inc. and its wholly owned subsidiary, Nor-American Liability Corporation, collectively referred to as the "Company". All significant accounts and transactions have been

(1)    Summary of Significant Business and Accounting Policies,
       Continued

       eliminated in the consolidation.


  (c)  Revenue Recognition

       The Company records revenue as earned when goods or services are provided.

  (d)  Cash and Cash Equivalents

       Cash  includes cash on hand; cash in banks and all  highly
       liquid  investments with a    maturity of three months  or
       less at the time of purchase.

  (e)  Property and Equipment

       Property and equipment are stated at cost. Depreciation for financial statement purposes is computed using the straight-line method over the estimated useful lives of the individual assets, which range from 3 to 5 years.

       The Company reviewed its long-lived assets and intangibles for impairment and recorded an impairment charge to write off all long-lived assets and intangibles during 2002.

  (f)  Fair Value of Financial Instruments

       The Company's financial instruments include cash, accounts payable, and amounts due to related parties. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value. The Company has other liabilities which it believes are stated at estimated fair market value.

  (g)  Use of Estimates

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

  (h)  Income Taxes

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

(1)    Summary of Significant Business and Accounting Policies,
       Continued

  (i)  Loss Per Share

       Basic loss per common share amounts are based on the weighted average shares outstanding of 53,014,718 and 27,761 for the years ended December 31, 2003 and 2002, respectively. Diluted loss per common share amounts reflect the potential dilution that could occur if convertible preferred shares are converted into common stock. No conversion is assumed if such conversion would have an anti-dilutive effect on diluted loss per common share amounts.

(2)    Recent Financial Accounting Standards

   In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

   The Company has not identified any VIE's for which it is the primary beneficiary or has significant involvement.

   In December 2003, the FASB issued FIN  No.  46 (revised
   December  2003), "Consolidation  of Variable Interest
   Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

   (i) For special purpose entities (SPE's) created prior to February 1, 2003, the Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

   (ii) For non-SPE's created prior to February 1, 2003, the Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

   (iii) For all entities, regardless of whether a SPE, that were created subsequent to January 31, 2003, the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 31, 2004.

   The adoption of the provisions applicable to SPE's and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the impact of adopting FIN 46-R applicable to non-SPE's created prior to February 1, 2003, but does not expect a material impact.

(3)  Property and Equipment

   During 2002, the book value of the assets of the Company related to its former line of business, with an undepreciated cost of $24,621, were determined to have no future value to the Company and were written off to expense.

   Subsequent to the merger in 2003, the Company purchased new computer and telephone equipment.

   At December 31, 2003 and 2002, property and equipment consisted of the following:

                                               2003       2002
                                             --------   --------
   Furniture and equipment                   $  2,546   $     -
   Less accumulated depreciation                  (49)        -
                                             --------   --------
            Property and equipment, net      $  2,497   $     -
                                             ========   ========


   Depreciation expense for the years ended December 31, 2003 and 2002 was $49 and $10,299, respectively.

(4)  Leases


   Operating
   ---------
   During 2000 the Company entered into a lease for office and storage space under a non-cancelable operating lease with an original lease term of five years. Lease payments totaled $6,840 per month and increased on a yearly basis. During 2001, the lease was amended to reflect the Company's relocation to a smaller suite within the building. The Company has defaulted on this lease obligation. The lessor has expressed an intention to enforce the terms of the lease, and in December 2001, the Circuit Court of Duval County entered a Final Summary Judgment against the former President, individually, for $33,892 for unpaid rent and against the Company for $223,733 for non-cancelable obligations under the lease. The amounts accrued interest at the rate of 11.0% for the remainder of 2001, 9.0% for the year ended 2002, and 6.0% for the year ended 2003. As a result, the Company has included non-cancelable obligations and accrued interest under this lease of $259,921 and $244,894 in accrued expenses as of December 31, 2003 and 2002, respectively. Interest accrued on this lease obligation during the years ended December 31, 2003 and 2002 was $15,027 and $21,161, respectively. No lease payments were made during the years ended December 31, 2003 and 2002.

   After the merger in 2003, the Company leased office space for its Executive offices. The Company is obligated under a non-cancelable operating lease for this space through December 2004. No rent expense was incurred for the year ended December 31, 2003. At December 31, 2003 the Company had prepaid one (1) month of rent amounting to $1,415, and had made a refundable security deposit of $2,830.

   Future minimum rental payments in 2004 under this lease amount to $15,562.

   Capital
   -------
   During 2001, the Company defaulted on a number of leases classified as capital leases. Certain of the assets under these leases have been abandoned or returned to the lessor; others have been maintained by the Company because the lessor has elected to enforce the terms of the lease. For those leases for which assets were abandoned or returned to the lessor, the Company reduced its capital lease obligations in 2001 by $65,006. In October 2002, the Circuit Court of Duval County entered a default final judgment against the Company and other individuals in the amount of $85,985 for one lease. This amount accrued interest at the rate of 9% for the remainder of 2002 and at 6% for 2003. As a result, the Company has included non-cancelable obligations and accrued interest under this lease of $93,315 and $87,920 in accrued expenses as of December 31, 2003 and 2002, respectively. Interest accrued on this lease obligation during the years ended December 31, 2003 and 2002 was $5,395 and $1,935, respectively. No payments were made on this lease obligation during the year ended December 31, 2003.

(5)  Intangible Assets

   At December 31, 2003 and 2002, the Company had no intangible assets.

   During 2002, the intangible assets of the Company related to its operations in the educational business, with an unamortized cost of $199,457 were determined to have no future value to the Company and were written off to expense.

   Amortization expense for the years ended December 31, 2003 and 2002 was $0 and $39,936, respectively.

(6)  Capitalization

   (A) COMMON STOCK

   In the first half of 2003, the Company issued 6,000 shares of its common stock in voluntary conversions of 2,800 shares of its Series 2001 Convertible Preferred stock.

   On July 30, 2003, the Majority Shareholders and the Board of Directors approved amendments to the Articles of Incorporation which were designed to reorganize the capital structure of the Company. The Articles increased the total
   number of authorized common shares to 500,000,000.   The
   stock has no par value.

   On September 1, 2003, the Company affected a one hundred-for-one reverse split of its outstanding common stock.

   In accordance with the Plan and Agreement of Merger, as described in Note 1, the Company issued 56,625,000 shares of common stock as a result of a 75-to-1 conversion of its Series 2001A Convertible Preferred stock outstanding at the time of the merger. In addition, the Company issued 160,000,000 shares of common stock in a 16-to-1 exchange for the 10,000,000 issued and outstanding shares of Nor-American Liability Corporation.

   Following the merger, 31,125,000 shares of common stock were issued in a voluntary 1-to-1 conversion of outstanding shares of Series 2001A convertible preferred stock.

   At December 31, 2003 and 2002, the Company had outstanding
   247,820,898 and 7,055,314 shares of common stock, respectively.

   (B) PREFERRED STOCK

   In 2001, Series 2001 Convertible Preferred stock was approved to be issued in a private offering as follows:

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

   During the year ended December 31, 2003, the Company cancelled 2,800 shares of its Series 2001 Convertible Preferred stock in voluntary conversions to 6,000 shares of its common stock. As of December 31, 2003 and 2002, the number of shares outstanding of Series 2001 Convertible Preferred stock was 22,100 and 24,900, respectively.

   On July 30, 2003, the Majority Shareholders and the Board of Directors approved amendments to the Articles of Incorporation which were designed to reorganize the capital structure of the Company. The Articles increased the total number of authorized preferred shares to 150,000,000, of which 100,000,000 are Series 2001A Convertible Preferred stock with the following characteristics:

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

   Prior to the Plan and Agreement of Merger taking effect, the Company cancelled 775,000 shares of Series 2001A Convertible
   Preferred shares held by the former President of the Company.

   In accordance with the Plan and Agreement of Merger, the Company issued 94,375,000 shares of Series 2001A Convertible
   Preferred in a 125-to-1 forward stock split.

   Following the merger, 31,125,000 outstanding shares of Series
   2001A convertible preferred stock were cancelled in a voluntary 1-to-1 conversion to shares of common stock.

   On December 15, 2003, the Company entered into a Sales Restriction Agreement with certain holders of Series 2001A Preferred stock to prohibit the holders from selling or otherwise transferring their interest in the stock between June 20, 2003 and June 19, 2004. Subject to the Agreement are 4,062,900 Common shares and 6,771,500 Series 2001A Preferred shares.

   At December 31, 2003 and 2002, respectively, 63,250,000 and
   1,530,000 shares of Series 2001 A Convertible Preferred stock were issued and outstanding.

   In the above action of July 30, 2003, the Company voided the Series 2001 B Convertible Preferred stock and cancelled its 2,727,444 outstanding shares. It also created a new Class B Preferred stock, the main feature of which is the existence of ten votes per share for each share of this series. At December 31, 2003 and 2002, there were 0 and 2,727,444 outstanding shares of Series 2001B Convertible Preferred stock, respectively. At December 31, 2003 no Class B Preferred shares had been issued.

(7)  Income Tax

   The Company has no provision for taxes as they have a net operating loss of approximately $4,300,000 that expires in varying times through the year 2023. The total deferred tax asset associated with the net operating loss has been reduced by a valuation allowance to $0 at December 31, 2003 and 2002, and no net deferred asset has been recorded, as the possibility of utilizing the net operating loss is dependent on the Company achieving profitable operations. U.S. tax rules impose limitations on the use of net operating losses and tax credits following certain defined changes in stock ownership. The Company has not completed the complex analysis required by the Internal Revenue Code to determine if an ownership change has occurred. If such a change were deemed to have occurred, the limitation could reduce or eliminate the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

(8)  Related Party Transactions

   The president, current and former principal stockholders, and certain employees from time to time made advances to the Company. The advances have been made for financing and working capital purposes. At December 31, 2003 and 2002 respectively, the total of such advances and accrued interest was $261,917 and $451,168.

   The Company leases an apartment for one member of the Subsidiary's Board of Directors. The lease is non-cancelable and expires November 30, 2004. Rent and fees paid at December 31, 2003 amount to $3,438. The amount of rent remaining to be paid at December 31, 2003 was $15,695, all of which is due to be paid in 2004.

   The Company has a one year agreement to reimburse apartment rental costs for one of the Subsidiary's Directors. The amount of reimbursement paid during the year ended December 31, 2003 was $1,500. The amount of rental reimbursement to be paid in 2004 is $16,500.

   One member of the Subsidiary's Board of Directors has been paid fees for raising working capital for the Company.
   During the year ended December 31, 2003, the total of the fees paid was $30,000.

   The Company, through its wholly-owned subsidiary North American Liability Corporation ("the Subsidiary"), has an Employment Agreement with the Subsidiary's Chairman and CEO Harold Fischer. Under this agreement, which is for a term of three years, Fischer is to receive a base annual salary of $200,000 plus an incentive bonus of up to one time his salary based upon his performance. The Subsidiary was also to issue, upon execution of the agreement, to the employee 1,000,000 shares of common stock. Furthermore, the Subsidiary was to grant to the employee, at the date of the agreement, 4,000,000 Rule 144 shares of common stock which are to be held in escrow and released to the employee in three equal installments on the first, second, and third anniversary of employment. No shares have been issued by the Subsidiary under this Employment Agreement.

   The Subsidiary also has a Consulting Agreement with James Jarboe as Consultant and Director. Under this agreement, which is for a term of two years, Jarboe is to receive base annual compensation of $24,000 plus a bonus to be paid in cash and stock of 10% of any debt or equity capital raised.

   The Company settled its note payable to the former controlling shareholder. With principal and accumulated interest, the debt amounted to $444,088. In the settlement, the Company paid $200,000, the current president contributed
   $185,000, and $59,088 was forgiven.

(9)  Accrued Expenses

    Accrued expenses at December 31, 2003 and 2002, consisted of the following:

                                         2003              2002
                                       -------           -------

    Accrued lease obligations          309,718           309,718
    Accrued interest                   201,490            74,010
    Accrued salaries                    73,900              -
                                       -------           -------
                                       585,108           383,728
                                       =======           =======

(10)   Notes Payable

     Notes payable at December 31, 2002 consisted of note agreements with various individuals bearing interest at rates varying from 9% to 12%. Because these notes were in default, the total outstanding balance of $226,466 at December 31, 2002 was classified as current liabilities. Except for the accrual of additional interest, no changes were noted in these obligations in the year ended December 31, 2003.

     To finance its current operations in 2003 after the merger, the Company arranged two secured loans with individual lenders amounting to $325,000. The loans have a term of 180 days and, at maturity the total repayment amount including interest is $487,500. Interest for the year ended December 31, 2003 has been accrued in the amount of $75,903. These loans are secured by 650,000 free-trading shares of the Company's common stock, held in trust. In the event the Company does not pay the repayment amount when due, the collateral shares, upon demand of the respective lender, will be forfeited and delivered to that lender as payment in full, releasing the Company of all liability to that lender. No lender has made a demand and no shares have been delivered.

(11)   Subsequent Transactions

     On February 2, 2004, the Company cancelled 158,000,000 shares of its Common stock. The cancelled shares were held by Bradley Wilson, Chairman of the Company and a non-related party, each canceling 79,000,000 shares. In consideration of canceling their shares, 30,000,000 and 20,000,000 shares of Class B Preferred stock were issued to Mr. Wilson and the non-related
     party, respectively.   Shares of Class B Preferred stock
     carry 10 votes per share and cannot be converted into common stock prior to September 1, 2005.

(12)   Going Concern Matters

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its past financial difficulties, the Company has accumulated debts, including judgments, and accrued interest of approximately $1,100,000 relating to its former line of business and maintains these on its balance sheet as current liabilities. Interest on these balances is accruing at a rate of approximately $13,000 per quarter as of December 31, 2003. The Company is continuing in its efforts to resolve these obligations and others through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will have a material adverse affect on the ability of the Company to operate properly in the future. As shown in the financial statements, the Company has incurred cumulative losses of $4,305,265 during its development stage and has classified all of its debt as current for the years ended December 31, 2003 and 2002. These factors among others may dictate that the Company will be unable to continue as a going concern for a reasonable period of time.