Form 10QSB
period 2004-03-31
NORTH AMERICAN LIABILITY GROUP INC
filed 2004-05-17
CIK 1085115

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2004
                                       ----------------

         Commission File Number: 000-25947


               NORTH AMERICAN LIABILITY GROUP, INC.
-----------------------------------------------------------------------
          (Name of Small Business issuer in its Charter)



      Florida                                        65-0386286
-----------------------------------------------------------------------
(State or Other Jurisdiction of                    (IRS Employer
Incorporation or Organization)                   Identification No.)

2929 East Commercial Boulevard,  Suite 610, Ft. Lauderdale, FL    33308
-----------------------------------------------------------------------
    (Address of Principal Executive Offices)                 (Zip Code)

                             954-771-5500
-----------------------------------------------------------------------
                     (Issuer's Telephone Number)

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

As of March 31, 2004 the issuer had 125,284,898 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transition Small Business Disclosure Format (check one):

               YES [ ]             NO [X]

              NORTH AMERICAN LIABILITY GROUP, INC.

                        Form 10-QSB Index





                                                             Page

Part I:   Financial Information                                1

   Item 1.   Financial Statements (Unaudited)                  1

             Condensed Consolidated Balance Sheet - March
             31, 2004 (Unaudited)                              1

             Condensed Consolidated Statements of
             Operations - Three months ended March 31,
             2004 and 2003 and cumulative for the period
             from March 23, 1999 (inception) through
             March 31, 2001 (Unaudited)                        2

             Condensed Consolidated Statements of Cash
             Flows - Three months ended March 31, 2004
             and 2003 and cumulative for the period
             from March 23, 1999 (inception) through
             March 31, 2004 (Unaudited)                        3

             Notes to Financial Statements (Unaudited)         4

   Item 2.   Management's Discussion and Analysis or
             Plan of Operation                                 11

Part II:   Other Information                                   14
   Item 1.   Legal Proceedings                                 14
   Item 2.   Change in Securities                              14
   Item 3.   Defaults Upon Senior Securities                   14
   Item 4.   Submission of Matters to a Vote of
               Security Holders                                14
   Item 5.   Other Information                                 14
   Item 6.   Exhibits and Reports on Form 8-K                  14

SIGNATURES                                                     15

                 PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)

              Condensed Consolidated Balance Sheet
                           (Unaudited)
                         March 31, 2004

                  Assets
                  ------
Current assets:
     Cash                                          $    23,446
     Prepaid expenses                                    2,985
                                                   -----------
          Total current assets                          26,431

Property and equipment, net                             11,432
Other assets
     Deposits                                            4,400
     Due from related parties                           44,622
                                                   -----------
          Total other assets                            49,022
                                                   -----------

          Total assets                             $    86,885
                                                   ===========


   Liabilities and Stockholders' Deficiency
   ----------------------------------------

Current liabilities:
     Accounts payable                              $   174,595
     Accrued expenses                                  763,783
     Due to related parties                            260,968
     Notes payable                                     551,466
                                                   -----------
          Total current liabilities                  1,750,812

Stockholders' deficiency:
     Series 2001 convertible preferred stock            42,470
     Series 2001A convertible preferred stock                -
     Series 2001B convertible preferred stock                -
     Class B preferred stock                                 -
     Common Stock                                    2,868,109
     Accumulated deficit                            (4,574,506)
                                                   -----------

          Total stockholders' deficiency            (1,663,927)

          Total liabilities and stockholders'
          deficiency                               $    86,885
                                                   ===========






See accompanying notes to the consolidated financial statements.

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)

         Condensed Consolidated Statements of Operations
                           (Unaudited)

                                                              Cumulative for
                                    Three          Three      the period from
                                    months         months     March 23, 1999
                                    ended          ended      (inception) to
                                   March 31,      March 31,       March 31
                                     2004           2003            2004
                                  -----------    -----------   --------------
Gross revenues                    $         -    $         -      $    45,744
Cost of sales                               -              -              264
                                  -----------    -----------      -----------

    Net revenue                             -              -           45,480

Operating expenses                    175,555              -        3,728,408
Other income(expenses):
    Other income                        2,122              -           61,210
    Interest expense                  (95,808)       (29,327)        (412,761)
    Impairment of assets                    -              -         (315,027)
    Provision for loss on
      non-cancelable leases                 -              -         (225,000)
                                  -----------    -----------      -----------

    Total other income(expenses)     ( 93,686)      ( 29,327)        (891,578)
                                  -----------    -----------      -----------

    Net (loss)                    $  (269,241)   $  ( 29,327)     $(4,574,506)
                                  ===========    ===========      ===========

Loss per common share:
    Basic and diluted             $     (0.00)   $     (0.00)
                                  ===========    ===========

Weighted average common shares
outstanding:                      169,829,162      7,058,158
                                  ===========    ===========
    Basic and diluted


See accompanying notes to the consolidated financial statements.

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)

         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                               Cumulative for
                                                      Three          Three      the period from
                                                      months         months     March 23, 1999
                                                      ended          ended      (inception) to
                                                     March 31,      March 31,       March 31
                                                       2004           2003            2004
                                                    -----------    -----------  ---------------

Cash flows from operating activities
    Net loss                                        $  (269,241)   $   (29,327)    $ (4,574,506)
    Adjustments to reconcile net loss
    to net cash used in operating
    activities:
        Forgiveness of related party
          note payable                                        -              -          (59,088)
        Depreciation and amortization                       424              -          294,245
        Loss on impairment of assets                          -              -          315,027
        Provision for loss on non-cancelable
          leases                                              -              -          225,000
        Common stock issued for services                      -              -        2,055,405
            Increase (decrease) in cash caused
              by changes in:
                Other current assets                     (1,570)             -           (2,985)
                Other assets                                  -              -           (4,400)
                Accounts payable                        (17,560)             -          174,595
                Accrued expenses                        178,675         12,452          603,790
                Due from related parties                (44,622)        16,875          476,383
                                                    -----------    -----------     ------------

           Net cash used in operating activities       (153,894)             -         (496,534)
Cash flows from investing activities
    Acquisition of property and equipment                (9,359)             -         (286,358)

Cash flows from financing activities
    Repayment of note payable to related party                               -         (200,000)
         Proceeds from issuance of preferred stock            -              -           49,000
    Proceeds from issuance of capital stock             160,000              -          806,174
    Due to related parties                                 (949)             -         (400,302)
    Proceeds from issuance of notes payable                   -              -          551,466
                                                    -----------    -----------     ------------

         Net cash provided by financing activities      159,051              -          806,338
                                                    -----------    -----------     ------------

         Net increase (decrease) in cash                 (4,202)             -           23,446

Cash at beginning of period                              27,648              -                -
                                                    -----------    -----------     ------------

Cash at end of period                               $    23,446    $         -     $     23,446
                                                    ===========    ===========     ============

Supplemental disclosure of cash flow information:
    Cash paid for interest                          $         -    $         -     $     15,310
                                                    ===========    ===========     ============

See accompanying notes to the consolidated financial statements.

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)

         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                               Cumulative for
                                                      Three          Three      the period from
                                                      months         months     March 23, 1999
                                                      ended          ended      (inception) to
                                                     March 31,      March 31,       March 31
                                                       2004           2003            2004
                                                    -----------    -----------  ---------------

Noncash activity

Purchase of intangible assets from related party    $         -    $         -     $    399,353
                                                    ===========    ===========     ============

Reduction of capital lease obligation upon
  abandonment of assets                             $         -    $         -     $     65,006
                                                    ===========    ===========     ============



See accompanying notes to the consolidated financial statements.

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)

           Notes to Consolidated Financial Statements
                           (Unaudited)

 (1)   Statement of Information Furnished
       ----------------------------------

       The accompanying unaudited condensed consolidated financial statements as of March 31, 2004 and for three months ended March 31, 2004 and 2003 and the cumulative period from March 23, 1999 (Inception) to March 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed consolidated financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of North American Liability Group, Inc. and Subsidiary's financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's 2003 financial statements.

       The results of operations for the interim periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2003 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2)    Loss Per Share
       --------------

       Basic loss per common share amounts are based on the weighted average shares outstanding of 169,829,162 and 7,058,158 for the quarters ended March 31, 2004 and 2003, respectively. Diluted loss per common share amounts reflect the potential dilution that could occur if convertible preferred shares are converted into common stock. No conversion is assumed if such conversion would have an anti-dilutive effect on diluted loss per common share amounts.

(3)    Recent Financial Accounting Standards
       -------------------------------------

       In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, "("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not

       ------------------------------------------------

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

(4)    Capitalization
       --------------

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

       -------------------------

       Company.  The  Articles  increased  the  total  number  of
       authorized common shares to 500,000,000.   The  stock  has
       no par value .

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

       During the first quarter of 2004, shareholders were issued
       35,304,000 shares of common stock in a conversion of 35,304,000 shares of Series 2001A Preferred stock.

       Also during the first quarter, the Company's Chairman, Bradley Wilson, contributed capital in the amount of $160,000 in exchange for 160,000 shares of restricted common stock.

       At  March  31, 2004 and 2003, the Company had  outstanding
       125,284,898   and  7,058,158  shares  of   common   stock,
       respectively.

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

       -------------------------

       Preferred Stock shall be the lesser of $5.00 per share or 30% below the trading price of the common stock as priced the prior trading day to conversion. This conversion ratio is subject to change in the event of subdivision of common stock or issuance of a stock dividend.

       During the year ended December 31, 2003, the Company cancelled 2,800 shares of its Series 2001 Convertible Preferred stock in voluntary conversions to 6,000 shares of its common stock. As of March 31, 2004, the number of shares outstanding of Series 2001 Convertible Preferred stock was 22,100.

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

       -------------------------

       During  the first quarter of 2004, shareholders  converted
       35,304,000 shares of Series 2001A Preferred stock one-for-one to shares of common stock .

       At  March  31,  2004, 27,946,000 shares of Series  2001  A
       Convertible Preferred stock were issued and outstanding.

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

       At  March 31, 2004 there were 50,000,000 outstanding Class
       B Preferred shares.

(5)    Related Party Transactions
       --------------------------

       In February, 2004 the Company issued three notes totaling $42,000 to a related party, FJW Pendylum, Inc., in which a shareholder of the Company is a shareholder of FJW Pendylum, Inc. The notes bear interest at 6% and are due in February 2005. At March 31, 2004, $42,000 is
       outstanding on the notes and included in due from related parties in the accompanying consolidated financial statements.

       The president, current and former principal stockholders, and certain employees from time to time made advances to the Company. The advances have been made for financing and working capital purposes. At March 31, 2004 and 2003 respectively, the total of such advances and accrued interest was $260,968 and $468,043.

       The Company has an agreement with KIWI Network Solutions, Inc to share space in the Company's executive offices. Under the terms of this agreement the Company receives back 50% of the rent paid under its lease agreement for the Ft. Lauderdale office space. At March 31, 2004, approximately $2,600 is owed to the Company relating to this agreement and is included in due from related parties in the accompanying consolidated financial statements.

           The Company leases an apartment for one member of its Board of Directors. The lease is non-cancelable and expires November 30, 2004. Rent and fees paid in total at March 31, 2003 amount to $8,148. Rent paid in the quarter ended March 31, 2004 amounted to

      -------------------------------------

       $4,710.   Rent  remaining to be paid is  $10,990,  all  of
       which is due to be paid in 2004.

       The Company has a one year agreement to reimburse apartment rental costs for one of its Directors. The amount of reimbursement paid during the quarter ended
       March 31, 2004 was $7,500. The amount of rental reimbursement remaining to be paid in 2004 is $7,500.

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

       The Subsidiary also has a Consulting Agreement with James Jarboe as Consultant and Director. Under this agreement, which is for a term of two years, Jarboe is to receive base annual compensation of $24,000 plus a bonus to be paid in cash and stock of 10% of any debt or equity capital raised. No bonus has been paid for capital raising in the quarter ended March 31, 2004. A bonus will also be paid for the procurement of business at the Group or Policy level for a fair commercial market fee to be determined at the time the business is completed with the Subsidiary. No bonus has been paid for business procurement in the quarter ended March 31, 2004. The Subsidiary was also to grant, immediately upon execution of the Consulting Agreement, 2,000,000 Rule 144 shares of common stock. No shares have been issued by the Subsidiary under this Consulting Agreement.

            The Subsidiary has a Consulting Agreement with David Tews as Consultant and Director. Under this agreement, which is for a term of two years, Tews is to receive base annual compensation of $24,000 plus a bonus to be paid in cash and stock of 10% of any debt or equity capital raised. No bonus has been paid for capital raising in the quarter ended March 31, 2004. A bonus will also be paid for the procurement of business at the Group or Policy level for a fair commercial market fee to be determined at the time the business is completed with the Subsidiary. No bonus has been paid for business procurement in the quarter ended March 31, 2004. The Subsidiary was also to grant, immediately upon execution of the Consulting Agreement, 2,000,000 Rule 144 shares of common stock. No shares have been issued by the Subsidiary under this Consulting Agreement.

           In December 2003, the Company settled its note payable to the former controlling shareholder. With principal and accumulated interest, the debt amounted to $444,088. In the settlement, the Company paid $200,000, the current president contributed $185,000,

      -------------------------------------

      and $59,088 was forgiven.

(6)   Accrued Expenses
      ----------------

      Accrued expenses at March 31, 2004 consisted of the following:

                                                 2004
                                              -----------

       Accrued lease obligations                309,718
       Accrued interest                         297,297
       Accrued salaries                         156,768
                                                763,783

(7)    Subsequent Transactions
       -----------------------

       On May 7, 2004 the Company announced that it had closed a private placement wherein an investor contributed $250,000 in return for 500,000 shares of restricted common stock.

       On   May  3,  2004,  the  Subsidiary's  chairman  and  two
       directors resigned their positions from the Subsidiary's board of directors and their respective positions as officer and consultants.

(8)    Going Concern Matters
       ---------------------

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its past financial difficulties, the Company has accumulated debts, including judgments, and accrued interest of approximately $1,100,000 relating to its former line of business and maintains these on its balance sheet as current liabilities. Interest on these balances is accruing at a rate of approximately $13,000 per quarter as of March 31, 2004. The Company is continuing in its efforts to resolve these obligations and others through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will have a material adverse affect on the ability of the Company to operate properly in the future. As shown in the financial statements, the Company has incurred cumulative losses of $4,574,506 during its development stage and has classified all of its debt as current at March 31, 2004. These factors among others may dictate that the Company will be unable to continue as a going concern for a reasonable period of time.

Item 2. Management Discussion and Analysis or Plan of Operation

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


Results of Operations
---------------------

Three  Months  Ended March 31, 2004 Compared  with  Three  Months
Ended March 31, 2003.
-----------------------------------------------------------------

   We  had no revenues for the three months ended March 31,  2004 and 2003. There is no assurance that we will any have revenues in fiscal 2004.

   As we had no sales in this quarter, we had no cost of sales for the quarters.

   Operating expenses for the three months ended March  31,  2004 were $175,555 as opposed to no operating expenses for the three months ended March 31, 2003. The increase is due to the launch of our new business.

   Other expenses for the three months ended March 31, 2004 were $93,686 as compared to $29,327 for the three months ended March
31, 2003, an increase of $64,359 (220%). This increase was due primarily to an increase in interest expense.

   The Company's net loss for the three months ended March 31, 2004 was $269,241 as compared to $29,327 for the three months ended March 31, 2003, an increase of approximately $240,000 or 818%. This increase in net loss was primarily due to the increase in operating and other expenses as referenced above.

Liquidity and Capital Resources
-------------------------------

   On March 31, 2004, the Company had a working capital deficit of approximately $1,724,381. Since its inception, the Company has continued to sustain losses. The Company's operations since inception have been funded by the sale of common and preferred stock, and proceeds from loans secured by the Company's common stock. These funds have been used for working capital and capital expenditures and other corporate purchases. The Company has had losses of $4,574,506 since inception. The Company is seeking financing through equity financing. There can be no assurance that the Company will be able to obtain funding at terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

Other Events
------------

   In February 2004, we converted 35,304,000 of our of Series 2001 A Preferred Stock into 35,304,000 shares of our common stock. Also in February 2004, Bradley Wilson and Regency
Financial Group, Inc., agreed to tender to us and we retired 158,000,000 shares of common stock and they were collectively issued a total of 50,000,0000 shares of the Company's Class B Preferred Stock.

   In May 2004, in return of contributing $160,000 to our capital, we agreed to issue Bradley Wilson 160,000 shares of our common stock. Also in May 2004, in return of contributing $250,000 to our capital, we agreed to issue Terry Hunter 250,000 shares of our common stock.

Off-Balance Sheet Arrangements
------------------------------

     The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Item 3. Controls and Procedures
-------------------------------

          As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

                   PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

   Due to its financial difficulties, the Company is in default on a number of debt and lease obligations as of March 31, 2001. The Company and other parties to the obligations are in various stages of negotiation and legal proceedings. The Company has provided accruals in its financial statements for all known contingencies. Except for any legal proceedings related to these obligations, the Company is not aware of any legal proceedings pending against it as of March 31, 2004.


Item 2.    Change in Securities
           --------------------

Item 3.    Defaults Upon Senior Securities
           -------------------------------

    Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

   None

Item 5.    Other Information
           -----------------

   None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

   None.

                           SIGNATURES

North American Liability Group, Inc.



By /s/ Bradley Wilson
  ------------------------------
Bradley Wilson, President

Date: May 17, 2004