Form 10QSB
period 2004-06-30
NORTH AMERICAN LIABILITY GROUP INC
filed 2004-09-02
CIK 1085115

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2004
                                     -------------

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

As of June 30, 2004 the issuer had approximately 3,069,000 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transition Small Business Disclosure Format (check one):

                  YES [ ]             NO [X]

                NORTH AMERICAN LIABILITY GROUP, INC.

                         Form 10-QSB Index


                                                                     Page

Part I:   Financial Information                                        1

   Item 1.   Financial Statements (Unaudited)                          1

             Condensed Consolidated Balance Sheet - June 30, 2004
             (Unaudited)                                               1

             Condensed Consolidated Statements of Operations -
             Three months ended June 30, 2004 and 2003 (Unaudited)     2

             Condensed Consolidated Statements of Operations - Six months ended June 30, 2004 and 2003 and cumulative for the period from March 23, 1999 (inception) through
             June 30, 2004 (Unaudited)                                 3

             Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003 and cumulative for the period from March 23, 1999 (inception) through
             June 30, 2004 (Unaudited)                                 4

             Notes to Financial Statements (Unaudited)                 6

   Item 2.   Management's Discussion and Analysis or Plan of
             Operation                                                 12

Part II:   Other Information

   Item 1.   Legal Proceedings                                         13

   Item 2.   Change in Securities                                      13

   Item 3.   Defaults Upon Senior Securities                           14

   Item 4.   Submission of Matters to a Vote of Security Holders       14

   Item 5.   Other Information                                         14

   Item 6.   Exhibits and Reports on Form 8-K                          14

SIGNATURES                                                             15

                     PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                   NORTH AMERICAN LIABILITY GROUP, INC.
                              AND SUBSIDIARY
                       (A Development Stage Company)

                   Condensed Consolidated Balance Sheet

                              (Unaudited)
                             June 30, 2004

			    Assets
                            ------
Current assets:
        Cash                                  $      72,017
        Undeposited Checks                              171
                                              -------------
Total current assets                                 72,188

Property and equipment, net                          10,792
Other assets
        Deposits for restricted common stock        174,400
        Due from related parties                     46,744
                                              -------------
                Total other assets                  221,144
                                              -------------
Total assets                                  $     304,124
                                              =============

	 Liabilities and Stockholders' Deficiency
         ----------------------------------------

Current liabilities:
        Accounts payable                      $     182,513
        Accrued expenses                            565,702
        Due to related parties                      269,664
        Notes payable                               226,466
                                              -------------
Total current liabilities                         1,244,345

Stockholders' deficiency:
        Series 2001 convertible preferred
          stock                                      42,470
        Series 2001A convertible preferred
          stock                                           -
        Series 2001B convertible preferred
          stock                                           -
        Class B preferred stock                           -
        Common stock                              3,605,609
        Accumulated deficit                      (4,588,300)
                                              -------------
Total stockholders' deficiency                     (940,221)
                                              -------------

Total liabilities and stockholders'
deficiency                                    $     304,124
                                              =============



See accompanying notes to the condensed consolidated financial statements.

                   NORTH AMERICAN LIABILITY GROUP, INC.
                              AND SUBSIDIARY
                       (A Development Stage Company)

             Condensed Consolidated Statements of Operations
                              (Unaudited)


                                            Three           Three
                                            Months          Months
                                            Ended           Ended
                                         June 30, 2004   June 30, 2003
                                         -------------   -------------

Gross revenues                           $           -   $           -
Cost of sales                                        -               -
                                         -------------   -------------
  Net revenue                                        -               -

Operating expenses                              47,496               -
Other income(expenses):
  Other income                                  52,122               -
  Interest expense                             (18,420)        (30,376)
                                         -------------   -------------
     Total other income(expense)                33,702         (30,376)
                                         -------------   -------------
     Net income(loss)                          (13,794)        (30,376)
                                         =============   =============

Income(loss) per common share:
  Basic and Diluted                               0.00           (0.13)
                                         =============   =============

Weighted average common shares
outstanding:
  Basic and Diluted                          3,748,295         235,360
                                         =============   =============




See accompanying notes to the condensed consolidated financial statements.

                   NORTH AMERICAN LIABILITY GROUP, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)

             Condensed Consolidated Statements of Operations
                              (Unaudited)

                                                                  Cumulative for
                                   Six              Six           the period from
                                  Months           Months          March 23,1999
                                   Ended            Ended         (inception) to
                                June 30,2004     June 30, 2003     June 30,2004
                                ------------     -------------    ---------------
Gross revenues                  $          -     $           -    $       45,744
Cost of sales                              -                 -               264
                                ------------     -------------    --------------

Net revenue                                -                 -            45,480

Operating Expenses                   223,051                 -         3,775,904

Other income(expenses):
  Other income                        54,244                 -           113,332
  Interest expense                  (114,228)          (59,703)         (431,181)
  Impairment of assets                     -                 -          (315,027)
  Provision for loss on
    non-cancelable leases                  -                 -          (225,000)
                                ------------     -------------    --------------
    Total other income(expense)      (59,984)          (59,703)         (857,876)
                                ------------     -------------    --------------

Net income(loss)                $   (283,035)    $     (59,703)   $   (4,588,300)
                                ============     =============    ==============

Income(loss) per common share:
  Basic and Diluted                    (0.06)            (0.25)
                                ============     =============

Weighted average common shares
outstanding:
  Basic and Diluted                4,706,984           235,315
                                ============     =============



See accompanying notes to the condensed consolidated financial statements.

                       NORTH AMERICAN LIABILITY GROUP, INC.
                                  AND SUBSIDIARY
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Cumulative for
                                          Six              Six           the period from
                                         Months           Months          March 23,1999
                                          Ended            Ended         (inception) to
                                       June 30,2004     June 30, 2003     June 30,2004
                                       ------------     -------------    ---------------

Cashflows from operating activities
  Net income(loss)                     $   (283,035)    $     (59,703)   $  (4,588,300)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities
      Forgiveness of related party
        note payable                              -                 -          (59,088)
      Depreciation and amortization           1,064                 -          294,885
      Loss on impairment of assets                -                 -          315,027
      Provision for loss on
        non-cancelable leases                     -                 -          225,000
      Common stock issued for
        services                                  -                 -        2,055,405
        Increase(decrease) in cash
          caused by changes in:
            Other current assets              1,244                 -             (171)
            Other assets                     80,000                 -           75,600
            Accounts payable                 (9,642)                -          182,513
            Accrued expenses                143,094            25,194          568,209
            Due from related parties        (46,744)           34,509          474,261
                                       ------------     -------------    -------------
  Net cash provided by (used in)
    operating activities                   (114,019)                -         (456,659)

Cashflows from investing activities:
  Acquisition of property and
    equipment                                (9,359)                -         (286,358)

Cashflows from financing activities
  Repayment of note payable to
    related party                                 -                 -         (200,000)
  Proceeds from issuance of
    preferred stock                               -                 -           49,000
  Proceeds from issuance of
    capital stock                           160,000                 -          806,174
  Due to related parties                      7,747                 -         (391,606)
  Repayment/proceeds of notes payable             -                 -          551,466
                                       ------------     -------------    -------------
  Net cash provided by financing
  activities                                167,747                 -          815,034
                                       ------------     -------------    -------------

Net increase(decrease) in cash               44,369                 -           72,017

Cash at beginning of period                  27,648                 -                -
                                       ------------     -------------    -------------
Cash at end of period                  $     72,017     $           -    $      72,017
                                       ============     =============    =============


See accompanying notes to the condensed consolidated financial statements.

                    NORTH AMERICAN LIABILITY GROUP, INC.
                               AND SUBSIDIARY
                        (A Development Stage Company)

               Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                          Cumulative for
                                          Six              Six           the period from
                                         Months           Months          March 23,1999
                                          Ended            Ended         (inception) to
                                       June 30,2004     June 30, 2003     June 30,2004
                                       ------------     -------------    ---------------

Supplemental disclosure of cash flow
  information:
    Cash paid for interest             $          -     $           -    $      15,310
                                       ============     =============    =============

Non-cash activity:
  Purchase of intangible assets from
    related party                      $          -     $           -    $     399,353
                                       ============     =============    =============
  Reduction of capital lease
    obligation upon abandonment of
    assets                             $          -     $           -    $      65,006
                                       ============     =============    =============
  Satisfaction of notes payable and
    accrued interest by related
    party                              $    487,500                      $     487,500
                                       ============                      =============

  Sale of restricted common stock,
    proceeds of which are held
    in trust                           $    250,000                      $     250,000
                                       ============                      =============




See accompanying notes to the condensed consolidated financial statements.

                NORTH AMERICAN LIABILITY GROUP, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)

        Notes to Condensed Consolidated Financial Statements
                            (Unaudited)


(1)      Statement of Information Furnished

         The accompanying unaudited condensed consolidated financial statements as of June 30, 2004 and for the three and sixmonths ended June 30, 2004 and 2003 and the cumulative period from March 23, 1999 (Inception) to June 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed consolidated financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of North American Liability Group, Inc. and Subsidiary's financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's 2003 financial statements.

         The results of operations for the interim periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2003 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2)      Loss Per Share

         Basic income or loss per common share amounts are based on the weighted average shares outstanding of 4,706,984 and 235,315 for the six months ended June 30, 2004 and 2003, respectively and 3,748,295 and 235,360 for the three months ended June 30, 2004 and 2003, respectively. Diluted income per common share amounts reflect the potential dilution that could occur if convertible preferred shares are converted into common stock. No conversion is assumed if such conversion would have an anti-dilutive effect on diluted loss per common share amounts.

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

(4)      Capitalization

         (A) COMMON STOCK

         During the first quarter of 2004, shareholders were issued 1,176,800 shares of common stock in a conversion of 35,304,000 shares of Series 2001A Preferred stock.

         Also during the first quarter, the Company's Chairman, Bradley Wilson, contributed capital in the amount of $160,000 in exchange for 5,333 shares of restricted common stock.

         During the second quarter, the Company issued 16,666 shares of common stock, restricted under Rule 144, to an investor who contributed$250,000 in cash, proceeds of which are held in trust. Also during the quarter, the Company cancelled 1,124,040 common shares that had been issued improperly.

         In July 2004, the Company made a 1 for 30 reverse split of its common stock. These financial statements give effect to the reverse stock split.

         At June 30, 2004 and 2003, the Company had outstanding approximately 3,069,000 and 235,000 shares of common stock, respectively.

         (B) PREFERRED STOCK

         During the first quarter of 2004, shareholders converted
35,304,000 shares of Series 2001A Preferred stock for 1,176,800 shares of common stock.

         At June 30, 2004, 27,946,000 shares of Series 2001 A Convertible Preferred stock were issued and outstanding.

         On February 2, 2004, the Company cancelled 5,266,666 shares of its Common stock. The cancelled shares were held by Bradley Wilson, Chairman of the Company and a non-related party, each canceling 2,633,333 shares. In consideration of canceling their shares, 30,000,000 and 20,000,000 shares of Class B Preferred stock were issued
to Mr. Wilson and the non-related party, respectively.   Shares of Class
B Preferred stock carry 10 votes per share and cannot be converted into common stock prior to September 1, 2005.

         At June 30, 2004 there were 50,000,000 outstanding Class B Preferred shares.

         During May, 2004, the Company cancelled 1,124,373 common shares that had been issued improperly.

(5)      Related Party Transactions

         In February, 2004 the Company issued three notes totaling $42,000 to a related party, FJW Pendylum, Inc., in which the majority shareholder of the Company is the majority shareholder of FJW Pendylum, Inc. The notes bear interest at 6% and are due in February 2005. At June 30, 2004, $42,000 is due on the notes and included in due from related parties in the accompanying consolidated financial statements.

         The president, current and former principal stockholders, and certain employees from time to time made advances to the Company. The advances have been made for financing and working capital purposes. At June 30, 2004 and 2003 respectively, the total of such advances and accrued interest was $269,664 and $485,677.

         The Company has an agreement with KIWI Network Solutions, Inc to share space in the Company's executive offices. Under the terms of this agreement the Company receives back 50% of the rent paid under its lease agreement for the Ft. Lauderdale office space. At June 30, 2004, approximately $4,400 is owed to the Company relating to this agreement and is included in due from related parties in the accompanying consolidated financial statements.

         The Company leased an apartment for one member of its Board of Directors and the apartment served as the Company's office in the Washington, D.C. area. During the second quarter the Director resigned his position on the Board. The Company is seeking to sublet the apartment to the former Director. The lease for the apartment is non-cancelable and expires November 30, 2004. Rent and fees paid in total at June 30, 2004 amount to $12,858. Rent paid in the quarter ended June 30, 2004 amounted to $4,710. Rent remaining to be paid is $6,280, all of which is due to be paid in 2004.

         The Company has a Consulting Agreement with James Jarboe, which pays him $1,000 per week for his services as President of the Company. In the quarter ended June 30, 2004, the Company paid Jarboe $4,000 and accrued an additional $1,600. Also, through its wholly-owned subsidiary North American Liability Corporation ("the Subsidiary"), the Company has an Agreement with Jarboe to serve as Consultant and Director. Under that agreement, which is for a term of two years, Jarboe is to receive base annual compensation of $24,000 plus a bonus to be paid in cash and stock of 10% of any debt or equity capital raised. No bonus has been paid for capital raising in the quarter ended June 30, 2004. A bonus will also be paid for the procurement of business at the Group or Policy level for a fair commercial market fee to be determined at the time the business is completed with the Subsidiary. No bonus has been paid for business procurement in the quarter ended June 30, 2004. The Subsidiary was also to grant, immediately upon execution of the Consulting Agreement, 66,666 hares of common stock, subject to Rule 144. No shares have been issued by the Subsidiary under this Consulting Agreement.

         The Subsidiary had an Employment Agreement with its Chairman and CEO Harold Fischer. Mr. Fischer resigned his position with the Company effective May 3, 2004, terminating the Employment Agreement.

         The Subsidiary had a Consulting Agreement with David Tews as Consultant and Director. Mr. Tews resigned his position with the Company effective May 3, 2004, terminating the Consulting Agreement.

         In December 2003, the Company settled its note payable to the former controlling shareholder. With principal and accumulated interest, the debt amounted to $444,088. In the settlement, the Company paid $200,000, the current controlling shareholder contributed $185,000, and $59,088 was forgiven.

         During April, 2004, common stock held as collateral against secured notes payable and accrued interest were used to repay theseliabilities which amounted to $487,500.

         The Company has filed suit seeking monetary damages from a current shareholder, alleging the shareholder failed to cancel certain shares of Company stock as promised.

(6)      Accrued Expenses

Accrued expenses at June 30, 2004 consisted of the following:

                                                   2004
                                               ----------

        Accrued lease obligations                 309,718
        Accrued interest                          153,218
        Accrued salaries                          102,766
                                               ----------
                                                  565,702
                                               ==========

(7)      Subsequent Transactions

         In July, 2004 the Company made a 1 for 30 reverse split of its common stock for shareholders of record on July 5, 2004, which it expected would leave approximately 3,000,000 shares issued and outstanding. The split was made as a necessary step towards the Company's acquisition of 100% of the stock of Grupo Industria N.K.S., S.A., de CV ("NKS"), a Mexican corporation. NKS is the owner of a steel mill foundry and other assets in Las Cardenas, Mexico. Pending the outcome of an audit of NKS, the Company expects it will issue approximately 500,000,000 shares of NALG Convertible Preferred Stock to the shareholders of NKS.

         On July 14, 2004 the Company assigned a new trading symbol to its common stock. The new symbol is OTCBB: NOAL and became effective immediately.

(8)      Going Concern Matters

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its past financial difficulties, the Company has accumulated debts, including judgments, and accrued interest of approximately $1,100,000 relating to its former line of business and maintains these on its balance sheet as current liabilities. Interest on these balances is accruing at a rate of approximately $13,000 per quarter as of June 30, 2004. The Company is continuing in its efforts to resolve these obligations and others through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will have a material adverse affect on the ability of the Company to operate properly in the future. As shown in the financial statements, the Company has incurred cumulative losses of approximately $4,600,000 during its development stage and has classified all of its debt as current at June 30, 2004. These factors among others may dictate that theCompany will be unable to continue as a going concern for areasonable period of time.


Item 2.  Management Discussion and Analysis or Plan of Operation
         -------------------------------------------------------

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

Results of Operations
---------------------

       Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003.
       -------------------------------------------------------------

       We had no revenues for the six months ended June 30, 2004 and 2003. There is no assurance that we will any have revenues in fiscal 2004.

       As we had no sales in this quarter, we had no cost of sales for the quarters.

       Operating expenses for the six months ended June 30, 2004 were $223,051 as opposed to no operating expenses for the six months ended June 30, 2003. The increase is due to the launch of our new business.

       Other expenses for the six months ended June 30, 2004 was $59,984 as compared to expense of $59,703 for the six months ended June 30, 2003. This increase was due primarily to interest expense of $114,228 offset by other income of $54,244, which resulted primarily from a settlement with our former CEO.

       The Company's net loss for the six months ended June 30, 2004 was $283,035 as compared to $59,703 for the six months ended June 30, 2003, an increase of approximately $223,332 or 374%. This increase in net loss was primarily due to the increase in operating and other expenses as referenced above.


       Three Months Ended June 30, 2004 compared with Three Months Ended June 30, 2003
       -----------------------------------------------------------

       The Company's net loss for the three months ended June 30, 2004 was $13,794 as compared to $30,376 for the three months ended June 30, 2003, a decrease of approximately $16,582 or 55%. This decrease in net loss was primarily due to the decrease in interest expense as aresult of the repayment of our secured loans in April, 2004.

Liquidity and Capital Resources
-------------------------------

   On June 30, 2004, the Company had a working capital deficit of approximately $1,200,000. Since its inception, the Company has continued to sustain losses. The Company's operations since inception have been funded by the sale of common and preferred stock, and proceeds from loans secured by the Company's common stock. These funds have been used for working capital and capital expenditures and other corporate purchases. The Company has had losses of approximately$4,600,000 since inception. The Company is seeking financing throughequity financing. There can be no assurance that the Company will be able to obtain funding at terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

Other Events
------------

   In February  2004, we converted 35,304,000 of our  of  Series 2001 A
Preferred  Stock into 1,176,800 shares  of  our  common stock.   Also in
February 2004, Bradley Wilson and Regency Financial Group, Inc., agreed to tender to us and we retired 5,266,666 shares of common stock and they were collectively issued a total of 50,000,0000 shares of the Company's Class B Preferred Stock.

   In May 2004, in return of contributing $160,000 to our capital, we agreed to issue Bradley Wilson 5,333 shares of our common stock. Also in May 2004, in return of contributing $250,000 to our capital, we agreed to issue Terry Hunter 8,333 shares of our common stock.

Off-Balance Sheet Arrangements
------------------------------

     The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.


Item 3.  Controls and Procedures
         -----------------------

         As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the

Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.


                       PART II - OTHER INFORMATION
                       ---------------------------

Item 1.  Legal Proceedings
         -----------------

         Due to its financial difficulties, the Company is in default on a number of debt and lease obligations as of June 30, 2004. The Company and other parties to the obligations are in various stages of negotiations. The Company has provided accruals in its financial statements for all known contingencies. Except for any legal proceedings related to these obligations, the Company is not aware of any legal proceedings pending against it as of June 30, 2004.

         The Company has filed suit seeking monetary damages from a current shareholder, alleging the shareholder failed to cancel certain shares of Company stock as promised.

Item 2.  Change in Securities
         --------------------

         During the second quarter, the Company issued 16,666 shares of common stock, restricted under Rule 144, to an investor who contributed $250,000 in cash. Also during the quarter, the Company cancelled
1,124,040 common shares that had been issued improperly.


         In February, 2004 the Company issued three notes totaling $42,000 to a related party, FJW Pendylum, Inc., in which the majority shareholder of the Company is the majority shareholder of FJW Pendylum, Inc. The notes bear interest at 6% and are due in February 2005. At June 30, 2004, $42,000 is due on the notes and included in due from related parties in the accompanying consolidated financial statements.

         In July, 2004 the Company made a 1 for 30 reverse split of its common stock for shareholders of record on July 5, 2004, which it expected would leave approximately 3,000,000 shares issued and outstanding. The split was made as a necessary step towards the Company's acquisition of 100% of the stock of Grupo Industria N.K.S., S.A., de CV ("NKS"), a Mexican corporation. NKS is the owner of a steel mill foundry and other assets in Las Cardenas, Mexico. Pending the outcome of an audit of NKS, the Company expects it will issue approximately 500,000,000 shares of NALG Convertible Preferred Stock to the shareholders of NKS.

         On July 14, 2004 the Company assigned a new trading symbol to its common stock. The new symbol is OTCBB: NOAL and became effective immediately.


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

         None


Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits and Index of Exhibits

   31. Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)   Reports on Form 8-K.

         No reports were filed on Form 8-K for the three months ended June 30, 2004.


                              SIGNATURES

North American Liability Group, Inc.



By /s/ Bradley Wilson
  ----------------------------------
  Bradley Wilson, President

Date: September 1, 2004