Form 10QSB
period 2004-09-30
NORTH AMERICAN LIABILITY GROUP INC
filed 2004-11-19
CIK 1085115

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2004
                                        ------------------

                Commission File Number: 000-25947

              NORTH AMERICAN LIABILITY GROUP, INC.
--------------------------------------------------------------------
         (Name of Small Business issuer in its Charter)

            Florida                               65-0386286
--------------------------------------------------------------------
(State or Other Jurisdiction of                 (IRS Employer
 Incorporation or Organization)               Identification No.)


2929 East Commercial Boulevard, Suite 610, Ft. Lauderdale, FL  33308
--------------------------------------------------------------------
      (Address of Principal Executive Offices)            (Zip Code)

                          954-771-5500
--------------------------------------------------------------------
                   (Issuer's Telephone Number)

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

As of November 15, 2004 the issuer had 280,954,860 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transition Small Business Disclosure Format (check one):

               YES [ ]             NO [X]

              NORTH AMERICAN LIABILITY GROUP, INC.

                        Form 10-QSB Index


Page

Part I:   Financial Information                                           1

Item 1.   Financial Statements                                            1

          Condensed Consolidated Balance Sheet - September 30, 2004       1
          Condensed Consolidated Statements of Operations -
          Three and nine months ended September 30, 2004 and 2003
          And cumulative for the period from March 23, 1999
          (inception) through September 30, 2004                          2

          Condensed Consolidated Statements of Cash Flows -
          Three and nine months ended September 30, 2004 and 2003
          and cumulative for the period from March 23, 1999
          (inception) through September 30, 2004                          3

          Notes to Financial Statements                                   6

Item 2.   Management's Discussion and Analysis or Plan of Operation       14

Part II:  Other Information

Item 1.   Legal Proceedings                                               16

Item 2.   Change in Securities                                            17

Item 3.   Defaults Upon Senior Securities                                 17

Item 4.   Submission of Matters to a Vote of Security Holders             18

Item 5.   Other Information                                               18

Item 6.   Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                                18

                 PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)

              Condensed Consolidated Balance Sheet
                           (Unaudited)
                       September 30, 2004


                           Assets
                           ------
        Current assets:
           Cash                                      $      13,869
           Undeposited Checks                                  171
           Prepaid rent                                      1,415
                                                     -------------
                  Total current assets                      15,455

        Property and equipment, net                         10,152
        Other assets
           Deposits                                        174,400
           Due from related parties                         48,866
                                                     -------------
                 Total other assets                        223,266
                                                     -------------

                 Total assets                        $     248,873
                                                     =============

          Liabilities and Stockholders' Deficiency
          ----------------------------------------

        Current liabilities:
           Accounts payable                          $     183,512
           Accrued expenses                                573,588
           Due to related parties                          264,164
           Notes payable                                   226,466
                                                     -------------
                 Total current liabilities               1,247,729

Stockholders' deficiency:
           Series 2001 convertible preferred stock          42,470
           Series 2001A convertible preferred stock              -
           Series 2001B convertible preferred stock              -
           Class B preferred stock                               -
           Common stock                                  3,605,783
           Accumulated deficit                          (4,647,109)
                                                     -------------
                 Total stockholders' deficiency           (998,856)
                                                     -------------
                 Total liabilities and
                 stockholders' deficiency            $     248,873
                                                     =============


See accompanying notes to the consolidated financial statements.

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)

         Condensed Consolidated Statements of Operations
                           (Unaudited)

                                         Three                Three
                                         Months               Months
                                         Ended                Ended
                                   September 30, 2004   September 30, 2003
                                   ------------------   ------------------
Gross revenues                     $                -   $                -
Cost of sales                                       -                    -
                                   ------------------   ------------------

   Net revenue                                      -                    -

Operating Expenses                             52,086                    -

Other income(expenses):
   Other income                                 2,122                    -
   Interest expense                            (8,846)             (31,467)
                                   ------------------   ------------------
   Total other income(expense)                 (6,723)             (31,467)
                                   ------------------   ------------------

   Net Loss                        $        (  58,809)  $          (31,467)
                                   ==================   ==================


Loss per common share:
   Basic                                        (0.02)               (0.01)
   Diluted                                      (0.02)               (0.01)
                                   ==================   ==================

Weighted average common shares
outstanding:
   Basic                                    2,723,806            4,808,844
   Diluted                                  2,723,806            4,808,844
                                   ==================   ==================



See accompanying notes to the consolidated financial statements.

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)

         Condensed Consolidated Statements of Operations
                           (Unaudited)

                                                                                    Cumulative for
                                               Nine                Nine            the period from
                                              Months              Months             March 23,1999
                                               Ended               Ended            (inception) to
                                        September 30, 2004   September 30, 2003    September 30,2004
                                        ------------------   ------------------    -----------------
Gross revenues                          $                -   $                -    $          45,744
Cost of sales                                            -                    -                  264
                                        ------------------   ------------------    -----------------

     Net revenue                                         -                    -               45,480

Operating Expenses                                 275,136                    -            3,827,989

Other income(expenses):
   Other income                                     56,366                    -              115,454
   Interest expense                               (123,074)             (91,170)            (440,027)
   Impairment of assets                                  -                    -             (315,027)
   Provision for loss on
     non-cancelable leases                               -                    -             (225,000)
                                        ------------------   ------------------    -----------------
     Total other income(expense)                  ( 66,708)             (91,170)            (864,600)
                                        ------------------   ------------------    -----------------

     Net income(loss)                   $         (341,844)  $          (91,170)   $      (4,647,109)
                                        ==================   ==================    =================

Income(loss) per common share:
   Basic                                             (0.09)               (0.01)
   Diluted                                           (0.09)               (0.01)
                                        ==================   ==================
Weighted average common shares
outstanding:
   Basic                                         4,044,122            6,309,261
   Diluted                                       4,044,122            6,309,261
                                        ==================   ==================



See accompanying notes to the consolidated financial statements.

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)

         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                                              Cumulative for
                                                         Nine                Nine            the period from
                                                        Months              Months             March 23,1999
                                                         Ended               Ended            (inception) to
                                                  September 30, 2004   September 30, 2003    September 30,2004
                                                  ------------------   ------------------    -----------------
Cashflows from operating activities
 Net Loss                                         $        (341,844)   $          (91,170)   $      (4,647,109)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
     Forgiveness of related party note payable                    -                                    (59,088)
     Depreciation and amortization                            1,704                     -              295,525
     Loss on impairment of assets                                 -                     -              315,027
     Provision for loss on non-cancelable leases                  -                     -              225,000
     Common stock issued for services                             -                     -            2,055,405
       Increase(decrease) in cash caused by
       changes in:
         Other current assets                                  (171)                    -               (1,586)
         Other assets                                        80,000                     -               75,600
         Accounts payable                                    (8,644)                    -              183,511
         Accrued expenses                                   150,980                38,233              576,095
         Due from related parties                           (48,866)               52,937              472,139
                                                  -----------------    ------------------    -----------------

     Net cash used in operating activities                 (166,841)                    -             (509,481)

Cashflows from investing activities:
 Acquisition of property and equipment                       (9,359)                    -             (286,358)

Cashflows from financing activities
 Repayment of note payable to related party                       -                     -             (200,000)
 Proceeds from issuance of preferred stock                        -                     -               49,000
 Proceeds from issuance of capital stock                    160,174                     -              806,348
 Due to related parties                                       2,247                     -             (397,106)
 Repayment/proceeds of notes payable                              -                     -              551,466
                                                  -----------------    ------------------    -----------------
Net cash from provided by financing activities              153,062                     -              523,350

     Net increase(decrease) in cash                         (13,779)                    -               13,869

Cash at beginning of period                                  27,648                     -                    0

Cash at end of period                             $          13,869    $                -    $          13,869
                                                  =================    ==================    =================


See accompanying notes to the consolidated financial statements.

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)

         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                                              Cumulative for
                                                         Six                 Six             the period from
                                                        Months              Months             March 23,1999
                                                         Ended               Ended            (inception) to
                                                     June 30, 2004        June 30, 2004        June 30, 2004
                                                  ------------------   ------------------    -----------------


Supplemental disclosure of cash flow information:
  Cash paid for interest                          $               -    $                -    $          15,310
                                                  =================    ==================    =================

Non-cash activity:
  Purchase of intangible assets from related
    party                                         $               -    $                -    $         399,353
                                                  =================    ==================    =================
  Reduction of capital lease obligation upon
      abandonment of assets                       $               -    $                -    $          65,006
                                                  =================    ==================    =================


See accompanying notes to the consolidated financial statements.

              NORTH AMERICAN LIABILITY GROUP, INC.
                         AND SUBSIDIARY
                  (A Development Stage Company)

           Notes to Consolidated Financial Statements
                           (Unaudited)

(1)    Statement of Information Furnished

       The accompanying unaudited condensed consolidated financial statements as of September 30, 2004 and for nine months ended September 30, 2004 and 2003 and the cumulative period from March 23, 1999 (Inception) to September 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed consolidated financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of North American Liability Group, Inc. and Subsidiary's financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's 2003 financial statements.

       The results of operations for the interim periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2003 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2)    Loss Per Share

       Basic income or loss per common share amounts are based on the weighted average shares outstanding of 2,732,806 and 4,808,844 for the three months ended September 30, 2004 and 2003, respectively. Diluted income per common share amounts reflect the potential dilution that could occur if convertible preferred shares are converted into common stock. No conversion is assumed if such conversion would have an anti-dilutive effect on diluted loss per common share amounts.

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

       During the second quarter, the Company issued 500,000 shares of common stock, restricted under Rule 144, to an investor who contributed $250,000 in cash. Also during the quarter, the Company cancelled 33,721,200 common shares that had been issued improperly.

       In July 2004, the Company did a 1 for 30 reverse stock split on common stock. In November 2004, the Company did an additional 1 for 10 reverse split on all common shares.

       At   September  30,  2004  and  2003,  the   Company   had
       outstanding 2,587,225 and 70,890 shares of common stock, respectively.


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

       During the year ended December 31, 2003, the Company cancelled 2,800 shares of its Series 2001 Convertible Preferred stock in voluntary conversions to 6,000 shares of its common stock. As of June 30, 2004, the number of shares outstanding of Series 2001 Convertible Preferred stock was 22,100.

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

       (ii)   Each  share  of Series 2001A Convertible  Preferred
       Stock may, at the option of the holder, be converted into shares of common stock on one for one basis at any time after February 1, 2002.

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

       At September 30, 2004, 27,946,000 shares of Series 2001  A
       Convertible Preferred stock were issued and outstanding.

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

       During May 2004, the Company cancelled 33,731,200 common shares which had been issued improperly.

       At  September  30, 2004 there were 50,000,000  outstanding
       Class B Preferred shares.

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

(5)    Related Party Transactions

       In February, 2004 the Company issued three notes totaling $42,000 to a related party, FJW Pendylum, Inc., in which the majority shareholder of the Company is the majority shareholder of FJW Pendylum, Inc. The notes bear interest at 6% and are due in February 2005. At September 30, 2004, $42,000 is due on the notes and included in due from related parties in the accompanying consolidated financial statements.

       The president, current and former principal stockholders, and certain employees from time to time made advances to the Company. The advances have been made for financing and working capital purposes. At September 30, 2004 and 2003 respectively, the total of such advances and accrued interest was $264,164 and $504,105.

       The Company has an agreement with KIWI Network Solutions, Inc to share space in the Company's executive offices. Under the terms of this agreement the Company receives back 50% of the rent paid under its lease agreement for the Ft. Lauderdale office space. At September 30, 2004, approximately $6,400 is owed to the Company relating to this agreement and is included in due from related parties in the accompanying consolidated financial statements.

       The Company leased an apartment for one member of its Board of Directors and the apartment served as the Company's office in the Washington, D.C. area. During the second quarter the Director resigned his position on the Board. The Company is seeking to sublet the apartment to the former Director. The lease for the apartment is non-cancelable and expires November 30, 2004. Rent and fees paid in total at September 30, 2004 amount to $17,352. Rent paid in the quarter ended September 30, 2004 amounted to $4,494. Rent remaining to be paid is $2,828, all of which is due to be paid in 2004.

       The Company has a Consulting Agreement with James Jarboe, which pays him $1,000 per week for his services as President of the Company. In the quarter ended September 30, 2004, the Company paid Jarboe $16,000 (including $1,600 accrued at June 30, 2004) and accrued an additional $1,000. Also, through its wholly-owned subsidiary North American Liability Corporation ("the Subsidiary"), the Company has an Agreement with Jarboe to serve as Consultant and Director. Under that agreement, which is for a term of two years, Jarboe is to receive base annual compensation of $24,000 plus a bonus to be paid in cash and stock of 10% of any debt or equity capital raised. No bonus has been paid for capital raising in the quarter ended September 30, 2004. A bonus will also be paid for the procurement of business at the Group or Policy level for a fair commercial market fee to be determined at the time the business is completed with the Subsidiary. No bonus has been paid for business procurement in the quarter ended September 30, 2004. The Subsidiary was also to grant, immediately upon execution of the Consulting Agreement, 2,000,000 Rule 144 shares of common stock. No shares have been issued by the Subsidiary under this Consulting Agreement.

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

       During April 2004, common stock held as collateral against secured notes payable and accrued interest were used to repay these liabilities which totaled $487,500.

       The Company has filed suit seeking monetary damages from a current shareholder, alleging the shareholder failed to cancel certain shares of Company stock as promised.

(6)    Accrued Expenses

       Accrued expenses at September 30, 2004 consisted of the following:

                                                  2004
                                                 -------

       Accrued lease obligations                 365,181
       Accrued interest                          106,601
       Accrued salaries                          101,806
                                                 -------
                                                 573,588
                                                 =======

(7)   Subsequent Transactions


       Effective  November 2004, the Company  made  a  1  for  10 reverse split of its common stock for shareholders of record on November 4, 2004.

(8)    Going Concern Matters

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its past financial difficulties, the Company has accumulated debts, including judgments, and accrued interest of approximately $1,200,000 relating to its former line of business and maintains these on its balance sheet as current liabilities. Interest on these balances is accruing at a rate of approximately $13,000 per quarter as of September 30, 2004. The Company is continuing in its efforts to resolve these obligations and others through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will have a material adverse affect on the ability of the Company to operate properly in the future. As shown in the financial statements, the Company has incurred cumulative losses of $4,647,109 during its development stage and has classified all of its debt as current at September 30, 2004. These factors among others may dictate that the Company will be unable to continue as a going concern for a reasonable period of time.

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


Results of Operations
---------------------

Nine  Months  Ended September 30, 2004 Compared with Nine  Months
Ended September 30, 2003.
-----------------------------------------------------------------

We  had no revenues for the nine months ended September 30,  2004 and 2003. There is no assurance that we will any have revenues in fiscal 2004. As we had no sales in this quarter, we had no cost of sales for the quarters.

Operating expenses for the nine months ended June 30, 2004 were $275,136 as opposed to no operating expenses for the nine months ended June 30, 2003. The increase is due to the launch of our new business.

Other expense for the nine months ended September 30, 2004 was $66,708 as compared to expense of $91,170 for the nine months ended September 30, 2003. This improvement was due primarily to a settlement with our former CEO providing a benefit of approximately $56,000. The income was partially offset by interest expense of $123,074.

The Company's net loss for the nine months ended September 30, 2004 was $341,944, as compared to a loss of $91,170 for the nine months ended September 30, 2003, an decline approximately $250,000 or 275%. This change in performance was primarily due to identification of the acquisition target and the preparation for the company to complete the acquisition, which was announced in July 2004.

Item  2.  Management Discussion and Analysis or Plan of Operation
          (continued)

Three Months Ended September 30, 2004 compared with Three Months
Ended September 30, 2003
-----------------------------------------------------------

The Company's net loss for the three months ended September 30, 2004 was $58,809 as compared to $31,467 for the three months ended September 30, 2003, a reduction in profitability of $27,342 or 87%. This increase in net loss was primarily due to the increase in operating expenses associated with preparing the company for the acquisition announced in July 2004, which was partially offset by a decrease in interest expense as a result of the repayment and/or cancellation of our secured loans in April, 2004.

Liquidity and Capital Resources
-------------------------------

On September 30, 2004, the Company had a working capital deficit of approximately $1,200,000. Since its inception, the Company has continued to sustain losses. The Company's operations since inception have been funded by the sale of common and preferred stock, and proceeds from loans secured by the Company's common stock. These funds have been used for working capital and capital expenditures and other corporate purchases. The Company has had losses of approximately $4,300,000 since inception. The Company is seeking financing through equity financing. There can be no assurance that the Company will be able to obtain funding at terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

Other Events
------------

In  the  first  quarter of 2004, we converted 35,304,000  of  our
Series 2001 A Preferred Stock into 35,304,000 shares of our common stock. These shares have been reduced in total as part of the 1 for 30 reverse split and the subsequent 1 for 10 reverse split, reducing the post split shares to approximately 117,680 shares. Also in February 2004, Bradley Wilson and Regency
Financial Group, Inc., agreed to tender to us and we retired 158,000,000 shares of common stock. In return, they were collectively issued a total of 50,000,000 shares of the Company's Class B Preferred Stock.

In February 2004, in return of contributing $160,000 to our capital, we agreed to issue Bradley Wilson 160,000 shares of our common stock. In May 2004, in return of contributing $250,000 to our capital, we agreed to issue Terry Hunter 500,000 shares of our common stock. Both of these capital infusions have been affected by the reverse splits mentioned above. These splits have reduced the above mentioned shares to approximately 533 shares and 1,667 shares respectively.

Off-Balance Sheet Arrangements
------------------------------

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Item 3.  Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

Due to its financial difficulties, the Company is in default on a number of debt and lease obligations as of September 30, 2004. The Company and other parties to the obligations are in various stages of negotiations. The Company has provided accruals in its financial statements for all known contingencies. Except for any legal proceedings related to these obligations, the Company is not aware of any legal proceedings pending against it as of September 30, 2004.

The Company has filed suit seeking monetary damages from a current shareholder, alleging the shareholder failed to cancel certain shares of Company stock as promised.

Item 2.  Change in Securities

During the second quarter, the Company issued 500,000 shares of common stock, restricted under Rule 144, to an investor who contributed $250,000 in cash. Also during the quarter, the Company cancelled 1,124,040 common shares that had been issued improperly.

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

In   September   2004,  the  Company  authorized  an   additional
30,000,000 shares to be issued at the discretion of the Board.

In October 2004, the Company made a 1 for 10 reverse split of it common shareholders for shareholders of record as of November 4, 2004.

After the 1 for 10 reverse split, the Company authorized an additional 35,000,000 shares to be issued at the discretion of the Board.


There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           On September 10, 2004, the holders of a majority of the Company' outstanding voting shares executed a written consent, amending the Company's Articles of incorporation to increase the total number of authorized shares of the Company's Common Stock from 500,000,000 to 1,000,000,000.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits and Index of Exhibits

     31.   Rule 13a-14(a)/15d-14(a) Certifications pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.
     32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K.

           On September 16, 2004, the Company filed a current report on Form 8-K in connection with the following:

           (i) as of September 10, 2004, the Company has finalized the Letter of Intent to originally acquire 100% of all classes of shares issued and outstanding of Grupo Industrial N.K.S., S.A., de CV, a Mexican corporation; and

           (ii) on September 10, 2004, the holders of a majority of the Company' outstanding voting shares executed a written consent, amending the Company's Articles of incorporation to increase the total number of authorized shares of the Company's Common Stock from 500,000,000 to 1,000,000,000.


                           SIGNATURES

North American Liability Group, Inc.


By: /s/ Bradley Wilson
   ------------------------------
   Bradley Wilson, President

Date: November 18, 2004