Form 10KSB
period 2004-12-31
NORTH AMERICAN LIABILITY GROUP INC
filed 2005-05-13
CIK 1085115

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-KSB


[X]  Annual report under Section 13 or 15(d) of the Securities

     Exchange Act of 1934

     For the fiscal year ended December 31, 2004
                              -------------------

     Commission File Number: 000-25947
                            -----------


                       NorMexSteel, Inc.
           f/k/a North American Liability Group, Inc.
      ---------------------------------------------------
        (Name of Small Business Issuer in its Charter)




           Florida                                    65-0386286
-------------------------------                   -------------------
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                    Identification No.)


478 East Altamont Dr., Ste 108, Altamonte Springs, FL     32701
---------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


                             705-739-9092
                     ---------------------------
                     (Issuer's Telephone Number)


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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price on May 10, 2005, was approximately $ 463,251,250.

As  of  May 10, 2005, the issuer had approximately  280,955,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

                       TABLE OF CONTENTS
                       -----------------


                                                           Page
                                                           ----

Part I
------

Item 1   Description of Business                            4

Item 2   Properties                                         6

Item 3   Legal Proceedings                                  6

Item 4   Submission of Matters to a Vote of
           Security Holders                                 6

Part II
-------

Item 5   Market for Company's Common Equity and Related
           Stockholder Matters                              6

Item 6   Management Discussion and Analysis                 10

Item 7   Financial Statements

         Report of Independent Registered
           Certified Public Accounting Firm                 F-1

         Consolidated Balance Sheets                        F-2

         Consolidated Statements of Operations              F-3

         Consolidated Statements of Stockholders'
           Equity (Stockholders' Deficit)                   F-4

         Consolidated Statements of Cash Flows              F-6

         Notes to Consolidated Financial Statements         F-7

Item 8   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure           10

Part III
--------

Item 9   Directors, Executive Officers, Promoters, and
           Control Persons; Compliance with Section 16(a)
           of the Exchange Act                              11


Item 10  Executive Compensation                             12

Item 11  Security Ownership of Certain Beneficial
           Owners and Management                            12

Item 12  Certain Relations and Related Transactions         13

Item 13  Exhibits and Reports on Form 8-K                   14

Item 14  Principal Accountant Fees and Services             15

Signatures                                                  16

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


Item 1.  Description of Business
         -----------------------

Our History
-----------

     We were incorporated in the State of Florida on November 13, 1992, under the name Innovative Technology Systems, Inc. On January 12, 2000, we changed our name to Stanfield Educational Alternatives, Inc. (see "Stanfield" below). On November 18, 2003, we changed our name to North American Liability Group, Inc. (See "NALG" below).

Recent Acquisition
------------------

     Effective on March 15, 2005, we acquired 75% of the outstanding shares of capital stock of Grupo Industrial N.K.S., S.A., de CV ("NKS") in exchange for 250,000,000 shares of our restricted and unregistered common stock. NKS, a Mexican corporation, is the owner of a steel mill foundry and other assets in Lazaro Cardenas, Mexico. NKS has represented to the Company that the value of these hard assets is in excess of USD $200,000,000. After the acquisition, the shareholders of NKS that received our common stock controlled, as a group, approximately 89% of all outstanding shares of our common stock.

     At the time of this acquisition, the shareholders of NKS assumed control of the Company and new directors were elected and installed.

Stanfield
---------

     On December 30, 1999, we purchased intellectual properties and certain fixed assets at fair market value from The National Children's Reading Foundation. Lawrence W. Stanfield, who was then our CEO and President, was the sole shareholder of The National Children's Reading Foundation. On January 12, 2000, we changed our name to Stanfield Educational Alternatives, Inc. On April 24, 2000, we opened our first corporate advancement center, and we had planned to open two additional centers in the fall of

2000. However, as of December 31, 2001, these plans were abandoned and the corporate advancement center was closed. At that time, we were an educational corporation and franchisor of the Stanfield Ed-vancement Centers, a network that provided a comprehensive range of educational and tutorial services to individuals of all ages. We also developed and published a variety of specialized educational programs including a computer global internet educational campus in various languages. We developed a variety of educational programs for children of all ages for both video and television production.

     Since we ultimately were never able to generate sufficient revenues or capital to launch the Stanfield business in a meaningful sense, we abandoned our plans to operate as an educational corporation. As a result, on June 20, 2003, Larry Stanfield entered into an agreement, subject to some conditions, to transfer his holdings in the Company to Bradley W. Wilson, following which Mr. Wilson became our sole officer and director. Those conditions were all met. At that time, due to our lack of business operations, we could be defined as a "shell" company whose sole purpose at the time was to locate and consummate a reverse acquisition with an as yet unidentified private entity.

NALG
----

     On October 2, 2003, we completed a triangular merger with Nor-American Liability Corporation ("Nor-American"). Nor-American was a newly formed Florida corporation that was created to support the development of captive professional and general liability insurance programs. Nor-American is a development stage company that has received no revenues to date. At the closing, the Company acquired all of Nor-American's issued and outstanding shares of common stock in exchange for 160,000,000 "unregistered" and "restricted" shares of our common stock. As a result of the Merger, Nor-American became a wholly-owned subsidiary of us. On November 18, 2003, we changed our name to North American Liability Group, Inc.

     Through this new subsidiary, we had intended to provide services to professional groups seeking to obtain affordable professional liability insurance rates through the creation of captive insurance companies. We had anticipated our services to include evaluation, development and management of captive insurance programs. We have been seeking physicians, attorneys, accountants, engineers, condominium associations and other business and professional groups in similar industries to assist in the creation and management of captive insurance programs. There is no assurance that we will be able to accomplish any of these goals with respect to the captive insurance business.

     Now that we have closed on the purchase of NKS, our primary focus will be on operating the steel foundry business in Mexico and looking for other complementary businesses in Mexico and in support of the steel foundry operations.

Employees
---------

     As of December 31, 2004, we had one employee. This employee is considered full-time and is not represented by a union. We believe our relationship with our employee to be good. Our new subsidiary, NKS, has no current employees, but we intend to re-hire the full slate of former employees at such time that we have secured sufficient capital to recommence operations of the facility.


Item 2.  Properties
         ----------

     We currently rent an office at 478 East Altamont Dr., Ste
108, Altamonte Springs, FL 32701 for $1,000 per month on a month-to-month basis.


Item 3.  Legal Proceedings
         -----------------

     Due to our financial difficulties, we defaulted on a number of debt and lease obligations. We have several judgments totaling approximately $378,000 that were entered against us. We are currently trying to resolve these obligations through settlements. However, there is no assurance that we will be able to settle on terms favorable to us and if we are unable to do so, this will have a material adverse affect on our ability to operate properly in the future.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No items were submitted to a vote of security holders during the year ended December 31, 2004.


                         PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

     Our common stock is listed for trading on the Over-the-Counter Bulletin Board inter-dealer trading system. The Company's trading symbol is NXSI. We declared no dividends on our common stock during the years ended December 31, 2004 and 2003, and we do not anticipate paying dividends in the future. The high and low closing inter-dealer sales prices for each quarter of the last two fiscal years are as follows:


                        2004                    2003
                   -------------          -----------------
                   High     Low           High         Low
                   ----     ----          -----        ----

       1st Qtr      -        -              -           -
       2nd Qtr      -        -              -           -
       3rd Qtr     7.50     1.60            -           -
       4th Qtr     5.25     0.30            -           -

From the first quarter of 2003 through the second quarter of 2004, there was no meaningful trading of the Company's common stock.

Number of Shareholders and Total Outstanding Shares
---------------------------------------------------

     As of April 8, 2005, approximately  280,955,000 shares of

our common stock were outstanding and, as far as we can determine, were held by approximately 300 holders of record of our common stock.

Dividends
---------

     We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

Preferred Shares
----------------

     As of December 31, 2004, the Company had 57,510,100 shares of preferred stock outstanding. The preferred shares are convertible into a like number of shares of common stock.

Common Shares
-------------

     Our common stock is traded in the over-the-counter market, and the shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, as well as the shares of companies that are considered blind pools or blank check companies, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on one of the trading systems (not including the OTC Bulletin Board) of The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. In addition, several states restrict or prohibit trading in penny stocks and shares of blank check and blind pool companies.

     For transactions covered by the penny stock rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to customers purchasing penny stocks disclosing recent price information for the penny stocks held in their account and information on the limited market in penny stocks. These rules may make it less likely that a broker-dealer will act as a market maker for our shares or agree to engage in transactions for the purchase and sale of our shares.

Item  6.   Management's Discussion and Analysis or Plan of
           Operations
           -----------------------------------------------

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

Results of Operations
---------------------

Year Ended December 31, 2004 Compared to Year Ended December 31,
2003
------------------------------------------------------------------
---

     We had no revenues for the years ended December 31, 2004 and December 31, 2003. Our prior operations failed to generate any revenues and since merging with Nor-American, a newly formed company, we have also had no revenues. There is no assurance that we will have revenues in fiscal 2005.

     As we had no sales in either 2004 or 2003, we had no cost of sales for those fiscal years.

     Operating expenses for 2004 were $1,197,092 as compared to $178,937 for 2003, an increase of $1,018,155 or 569%.
This increase was due to the Company's ceasing its operations in the education business and its initial costs for reorganizing itself as a management services business.

     Other income for the year ended December 31, 2004 was $15,921 as compared to other expense of $137,479 for the year ended December 31, 2003, a decrease of other expense of $153,400. Again, this was due to the cessation of operations of the education business, offset by the reversal of accrued salaries due to the termination of various employees.

      The Company's net loss for the year ended December 31, 2004 was $1,181,171 an increase of $864,755 or 273%. This increase in net loss was primarily due to the compensation charge of
$500,000 relating to the issuance of stock options and an increase in other operating expenses as noted above.

     As a result of the foregoing, for the year ended December
31, 2004, the Company had a loss per share of $3.11 as compared to a loss per share of $1.79 for the year ended December 31, 2003, on a basic basis and a fully diluted basis. No conversion of common stock equivalents has been assumed as such conversion would have had an anti-dilutive effect on diluted loss per common share amounts.

Liquidity and Capital Resources
-------------------------------

     On December 31, 2004, the Company had a working capital deficit of approximately $1,400,000. Since its inception, the Company has continued to incur losses. The Company's operations since inception have been funded by the sale of common and preferred stock, and proceeds from loans secured by the Company's common stock. These funds have been used for working capital and capital expenditures and other corporate purchases. The Company has had cumulative losses of approximately $5,500,000 since inception. The Company is seeking financing through equity financing. There can be no assurance that the Company will be able to obtain funding at terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------

       In December 2004, the FASB issued SFAS No. 123
(revised 2004), Share-Based Payment ("FAS 123(R)"), a revision of SFAS No. 123 ("FAS 123"). For small business issuers, this Statement must be implemented at the beginning of the fiscal year that begins after December 15, 2005. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FAS 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The original pronouncement, issued in October 1995, defined a fair value based method of accounting for share-based payments, but permitted companies to disclose such payments either employing the fair value based method of accounting or by using the intrinsic value method as defined by APB No. 25, Accounting for Stock Issued to Employees. For companies reporting under the intrinsic value method, FAS 123 required a proforma footnote disclosure of the impact of the fair value based method for financial reporting purposes. The 2004 revision to FAS 123, FAS 123(R), eliminates the intrinsic value method as provided by APB No. 25. As of January 31, 2005, the Company does not have any share-based payment arrangements. Depending upon the extent to which the Company implements share-based compensation plans, adoption of this statement could have a material impact on the Company's future consolidated financial statements.

       In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29 ("FAS 153"). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. However, the guidance in APB 29 included certain exceptions to that principle. FAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS
153 did not have a material impact on the Company's financial statements.


Item 7.   Financial Statements
          --------------------

       Financial Statements for the fiscal year ended December 31, 2004 appear at the end of this document.


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
          ------------------------------------------------

      The Company had no disagreements with its accountants.


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

                          PART III

Item 9.   Directors, Executive Officers Promoters and Control
          Persons
          ---------------------------------------------------

     This table sets forth the name, age and position of each director and executive officer of the Company:


NAME                      AGE      POSITION
James W. Wolff            63       President, Chief Executive
                                   Officer, Director

Garth Jensen              51       Chief Financial Officer,
                                   Director

Bernardo Vergara          54       Director

Arturo Sojo               65       Director

Bradley Wilson            46       Chairman, President,
                                   Director

James W. Wolff, President,Chief Executive Officer and Director since March 2005. Mr. Wolff has worked for Chemical Bank and been a Sr. Vice President of several banks including First Bank & Trust of Palm Beach, Gulfstream Bank of Boca Raton, Florida and President of Provident International Bank Limited.

Garth Jensen, Chief Financial Officer, Director. Mr. Jensen has served as CFO since November 2004. He has served as CFO of both private and public companies over the past seven years including IBI Corporation (also a Director of the corporation), a publicly traded international mining company, and National Electronic Technologies Inc., a publicly traded internet communications company. Prior to establishing his consulting practice, Mr. Jensen was V.P.and Treasurer at Imperial Life and Treasurer at Ralston Purina Canada.

Bernardo Vergara, Director since March 2005. Mr. Vergara was formerly the Mexican Consul for the Province of Alberta in Canada. He has extensive experience as a director of public companies, as well as well-developed negotiating skills dealing with governments and government agencies.

Arturo Sojo, Director since March 2005. Mr. Sojo is a Computer Systems Engineer with many years of experience as Project and Systems Manager for various corporations including IBM and Apple Computers. Mr. Sojo has extensive experience in finance and real estate through various partnerships he is involved in, including Auge Grupo Promoter, Corporacion Hipotecaria and Fondo De Desarrollo Patrimonial. In addition, he is a partner in Sadmex, a pipe manufacturer

Bradley Wilson, Director, Chairman and President. Mr. Wilson has served in these capacities since October 2003. Mr. Wilson has been President of Merbank Capital Corporation, a private consulting company in Orlando, Florida, since 1992. Mr. Wilson resigned from his position on March 5, 2005.

Item 10.  Executive Compensation
          ----------------------

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

----------------------------------------------------------------------------------------------------------------------

                                            Annual Compensation                    Long Term Compensation
                                        -----------------------------   ----------------------------------------------
                                                                        Restricted
                                                            Annual         Stock    Warrants     LTIP       All Other
     Name              Title       Year  Salary   Bonus   Compensation    Awarded   & Options   Payouts   Compensation
                                           $        $         ($)            ($)        (#)        ($)          ($)
----------------------------------------------------------------------------------------------------------------------
Bradley Wilson     President, CEO  2004    0        0          0              0          0          0            0
                                   2003    0        0          0              0          0          0            0
                                   2002    0        0          0              0          0          0            0

Garth Jensen       CFO             2004    0        0          0              0      1,000,000      0            0
                                   2003    0        0          0              0          0          0            0
                                   2002    0        0          0              0          0          0            0

----------------------------------------------------------------------------------------------------------------------


Compensation to Directors
-------------------------

     Our President did not receive any remuneration from us during the fiscal year. We have expensed and paid compensation for Mr. Hal Fischer (a former director of our subsidiary) in the amount of $11,100. David Tews (also a former director of our subsidiary) has received no compensation for 2004.

     During November 2004, our Chief Financial Officer was granted one million Options to purchase the Company's common stock at an exercise price of $1.00. The options vest immediately and have a life of three years.

     During 2005, the Company has granted each director an option to acquire 500,000 shares of our common stock at a price of $1.00 per share. The term of the option is 3 years.

     Effective March 15, 2005, new directors were appointed as of the closing of the NKS acquisition.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
          ---------------------------------------------------

     As of December 31, 2004, there were approximately 302,996 shares of our common stock, no par value outstanding, and as of May 11, 2005, there were approximately 280,955,009 shares outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this annual report, holds of record or is known by our management to own beneficially more than 5% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.


SHAREHOLDER(2)                           SHARES HELD    %
--------------                           -----------   ---
Jaegermeister Inc.                       14,000,000     5%
Sky Loyal International Inc.             50,000,000    17%
Taurus Trust                             25,000,000     9%
Rysco Capital Investment Ltd             14,000,000     5%
Global Village Market
  Holdings International Ltd.            14,000,000     5%
Manter Enterprises Inc.                  14,000,000     5%
Global Ocean International
  Investment Limited (1)                 62,500,000    22%
Douglas Payne                            13,500,000     5%
VK Patel International LLC               25,000,000     9%

All Directors and Executive
Officers as a Group (4 persons)                         0%


(1) This company is controlled by Micheal Tismer, a person not related to the Company.


(2) The addresses for these shareholders is in care of the Company.

Item 12. Certain Relations and Related Transactions
         ------------------------------------------

     The president, current and former principal stockholders, and certain employees from time to time made advances to us. The advances have been made for financing and working capital purposes. At December 31, 2004 and 2003, respectively, the total of such advances and accrued interest was $185,176 and $261,917.

     As a result of the closing of the purchase of NKS in 2005, certain former stockholders of NKS received shares of our common stock equal to more than 5% of our total outstanding shares of common stock (see Beneficial Ownership Table above)


Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

  (a)


Exhibit
Number     Description
-------    -----------

  3.1      Articles of Incorporation (1)

  3.2      Articles of Amendment to the Articles of Incorporation

  3.2      By-Laws (1)

 10.1      Share Purchase Agreement between the Registrant and
           Grupo Industrial N.K.S., S.A., de CV, dated as of
           July 20, 2004.

 10.2 Plan and Agreement of Merger, dated September 22, 2003, by and between Stanfield Educational Alternatives, Inc., NALC Acquisition, Inc. and North-American Liability
           Corporation (2)

 23.1      Consent of Independent Registered Certified Public
           Accounting Firm

 31.1      Certification of Chief Executive Officer pursuant to
           Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002

 31.2      Certification of Chief Financial Officer pursuant to
           Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002

 32.1      Certification of Chief Executive Officer pursuant to
           18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002

 32.2      Certification of Chief Financial Officer pursuant to
           18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002


(1) Incorporated by reference to the registrant's registration statement on Form 10-SB, file number 000-25947, as filed with the SEC on May 3, 1999, as amended.

(2) Incorporated by reference to registrant's current report on Form 8-K, file number 000- 25947, as filed with the SEC on October 15, 2003.


  (b)  Reports on Form 8-K

The following reports were filed on Form 8-k:

     September 16, 2004: Entry into a material Definitive Agreement. As of September 10, 2004, the Company has finalized the Letter of Intent to originally acquire 100% of all classes of shares issued and outstanding of Grupo Industrial N.K.S., S.A., de CV ("NKS"). As of this date, the Company and stock holders of NKS have mutually agreed that the Company will acquire 75% of all the shares of NKS in a share exchange agreement, whereby the Company will deliver 250,000,000 common restricted shares in exchange for 75% of all the issued outstanding shares of NKS. NKS, a Mexican corporation, is the owner of a Steel Mill Foundry and other assets in Lazaro Cardenas, Mexico. NKS has represented to the Company that the value of these hard assets has a value in excess of USD$200,000,000.

     September 16, 2004: Amendments to Articles of Incorporation or Bylaws; On September 10, 2004, the holders of a majority of the Company' outstanding voting shares executed a written consent, amending the Company's Articles of incorporation to increase the total number of authorized shares of the Company's Common Stock from 500,000,000 to 1,000,000,000.

     March 15, 2005: As of March 15, 2005, the Company has completed a transaction resulting in the acquisition of 75% of all issued and outstanding shares of Grupo Industrial N.K.S., S.A., de CV ("NKS"). The Company and stockholders of NKS have mutually agreed that the Company will acquire 75% of all the shares of NKS in exchange for 250,000,000 of the Company's common restricted shares. NKS, a Mexican corporation, is the owner of a Steel Mill Foundry and other assets in Lazaro Cardenas, Mexico. NKS has represented to the Company that the value of these hard assets has a value in excess of USD$200,000,000.


Item 14. Principal Accountant Fees And Services
         --------------------------------------

     Audit Fees billed for fiscal 2004 and 2003 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB were $25,424 and $14,864, respectively. Audit related fees for fiscal year 2004 and 2003 amounted to $3,500 and $0, respectively. These fees relate to the filing of the registrant's Form S-8. There were no other fees billed to us by our principal accountant.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Altamonte Springs, Florida on May 11, 2005.

                            NorMexSteel, Inc.


                            By: /s/ James Wolff
                               ----------------------------------
                               James Wolff
                               President, Chief Executive Officer



                           By: /s/ Garth Jensen
                               ----------------------------------
                               Garth Jensen
                               Chief Operating Officer


     In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

   SIGNATURE                  TITLE                    DATE


/S/James Wolff                 D/P                     May 11, 2005
----------------------------
James Wolff

By: /s/ Garth Jensen
-----------------------------  D                       May 11, 2005
Garth Jensen

 Report of Independent Registered Certified Public Accounting Firm
 -----------------------------------------------------------------


To the Board of Directors and Stockholders
North American Liability Group, Inc.:


We have audited the accompanying consolidated balance sheets of North American Liability Group, Inc and subsidiary (the "Company") (a development stage company)as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended, and for the period March 23, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows the years then ended, and for the period from March
23, 1999 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company (a development stage company) will continue as a going concern. As discussed in Note 12 to the financial statements, the Company's net loss during the development period raises substantial doubt about the entity's ability to continue as a going concern. Management's plans and intentions with regard to these matters are discussed in Note 12.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Orlando, Florida
May 10, 2005

               NORTH AMERICAN LIABILITY GROUP, INC.
                          AND SUBSIDIARY
                   (A Development Stage Company)

                    Consolidated Balance Sheets
                    December 31, 2004 and 2003



                                                 2004                  2003
                                           -----------------     -----------------
                   Assets
                   ------


Current assets:
  Cash                                     $           6,329     $          27,648
  Prepaid expenses                                       171                 1,415
                                           -----------------     -----------------
     Total current assets                              6,500                29,063

Property and equipment, net                            1,805                 2,497
Other assets:
  Deposits                                                 -                 4,400
                                            -----------------    -----------------
     Total other assets                                    -                 4,400
                                           -----------------     -----------------
     Total assets                          $           8,305     $          35,960
                                           =================     =================

Liabilities and Stockholders' Deficiency
----------------------------------------
Current liabilities:
  Accounts payable                         $         185,561               192,155
  Accrued expenses                                   764,618               585,108
  Due to related parties                             185,176               261,917
  Notes payable                                      226,466               551,466
                                           -----------------     -----------------
     Total current liabilities                     1,361,821             1,590,646

Stockholders' deficiency:
  Series 2001 convertible preferred stock             42,470                42,470
  Series 2001A convertible preferred stock                 -                     -
  Series 2001B convertible preferred stock                 -                     -
  Class B preferred stock                                  -                     -
  Common stock                                     4,673,783             2,708,109
  Deferred compensation                            (583,333)                     -
  Accumulated deficit                             (5,486,436)           (4,305,265)
                                           -----------------     -----------------
     Total stockholders' deficiency               (1,353,516)           (1,554,686)

    Total liabilities and stockholders'    ------------------    -----------------
       deficiency                          $           8,305     $          35,960
                                           =================     =================


See accompanying notes to the consolidated financial statements.

                     NORTH AMERICAN LIABILITY GROUP, INC.
                              AND SUBSIDIARY
                       (A Development Stage Company)

                      Consolidated Statements of Operations



                                        For the year ended
                                   ----------------------------
                                                                 Cumulative for
                                                                 the period from
                                                                 March 23, 1999
                                   December 31    December 31    (inception) to
                                       2004           2003       December 31, 2004
                                   -------------  -------------  -----------------
Gross revenues                     $           -  $           -  $        45,744
Cost of sales                                  -              -              264
                                   -------------  -------------  ---------------
                                               -              -           45,480

Operating expenses                      1,197,092        178,937       4,749,945
Other income(expenses):
  Other income                            159,094         59,088         218,182
  Interest expense                      (143,173)       (196,567)       (460,126)
  Impairment of assets                         -              -         (315,027)
  Provision for loss on
    non-cancelable leases                      -              -         (225,000)
                                   -------------  -------------  ---------------
       Total other (income) expense       15,921      (137,479)          781,971
                                   -------------  -------------  ---------------
       Net loss                      (1,181,171)      (316,416)       (5,486,436)
                                   =============  =============  ===============


Loss per common share:
  Basic                            $       (3.11) $       (1.79)
                                   =============  =============

  Diluted                          $       (3.11) $       (1.79)
                                   =============  =============

Weighted average common shares
outstanding:
  Basic                                  379,493        176,716
                                   =============  =============
  Diluted                                379,493        176,716
                                   =============  =============


See accompanying notes to the consolidated financial statements.

                     NORTH AMERICAN LIABILITY GROUP, INC.
                              AND SUBSIDIARY
                       (A Development Stage Company)

           Consolidated Statements of Shareholders' Equity (Deficiency)



                                         Preferred Stock           Common Stock          Deferred     Accumulated
                                        Shares       Amount      Shares      Amount    Compensation     Deficit        Total
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------
Balance March 23, 1999 (inception)          -       $    -         -       $     -      $     -        $    -         $     -

Issuance of stock                           -            -      1,510,000       1,510         -             -            243,034

Shares issued to reflect
 re-capitalization of reverse
 acquisition                                -            -      5,435,000     241,524         -             -               -
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------
Net loss                                    -            -         -             -            -          (233,968)      (233,968)
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------

Balances at December 31, 1999               -            -      6,855,000     243,034         -          (233,968)         9,066

Issuance of common stock                    -            -        405,140     403,140         -             -            403,140

Issuance of common stock for
  services                                  -            -      2,069,250   2,055,405         -             -          2,055,405

                                      ----------    --------  -----------  ----------  ------------   -----------    -----------
Net loss                                    -            -         -             -            -        (2,422,299)    (2,422,299)
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------


Balances at December 31, 2000               -            -      9,329,390   2,701,579         -        (2,656,267)        45,312

Reverse stock split                         -            -     (9,211,435)       -            -             -               -

Issuance of Series 2001
  convertible preferred stock             25,500      49,000        -            -            -             -             49,000

Issuance of Series 2001 A
  convertible preferred stock          5,603,000         -          -            -            -             -               -

Issuance of Series 2001 B
  convertible preferred stock          5,643,175         -          -            -            -             -               -

                                      ----------    --------  -----------  ----------  ------------   -----------    -----------
Net loss                                    -            -          -            -            -          (906,351)      (906,351)
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------


Balances at December 31, 2001         11,271,675      49,000      117,955  2,701,579          -        (3,562,618)      (812,039)

Conversion of Series 2001
  convertible preferred stock
  to common stock                           (600)     (1,153)       2,679      1,153          -             -               -

Conversion of Series 2001 A
  convertible preferred stock
  to common stock                     (4,073,000)        -      4,073,000       -             -             -               -

Conversion of Series 2001 B
  convertible preferred stock
  to common stock                     (2,915,731)        -      2,915,731       -             -             -               -

Cancellation of common stock                -            -        (54,051)      -             -             -               -

                                      ----------    --------  -----------  ----------  ------------   -----------    -----------
Net loss                                    -            -           -          -             -          (426,231)      (426,231)
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------





See accompanying notes to the consolidated financial statements.

                                         Preferred Stock           Common Stock          Deferred     Accumulated
                                        Shares       Amount      Shares      Amount    Compensation     Deficit        Total
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------

Balances at December 31, 2002          4,282,344      47,847    7,055,314   2,702,732         -        (3,988,849)    (1,238,270)

Conversion of Series 2001
  convertible preferred stock
  to common stock                         (2,800)     (5,377)       6,000       5,377         -             -               -

Cancellation of common stock in
  100 for 1 reverse stock split             -            -     (6,990,424)      -             -             -               -

Cancellation of Series 2001 B
  convertible preferred stock
  for voidance of series              (2,727,444)        -           -          -             -             -               -

Cancellation of Series 2001 A
  convertible preferred stock
  of the prior controlling
  shareholder                           (775,000)        -           -          -             -             -               -

Issuance of Series 2001 A
  convertible preferred stock in
  125 for 1 forward stock split       94,375,000         -           -          -             -             -               -

Conversion of Series 2001 A
  convertible preferred stock
  for common stock in 1 for 75
  merger agreement                      (755,000)        -     56,625,000       -             -             -               -

Conversion of Series 2001 A
  to common stock                    (31,125,000)        -     31,125,000       -             -             -               -

Issuance of common stock in
  merger agreement                          -            -    160,000,000       -             -             -               -

Issuance of common stock for
  rounding                                  -            -              8       -             -             -               -
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------
Net loss                                    -            -           -          -             -          (316,416)      (316,416)
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------

Balances at December 31, 2003         63,272,100      42,470  247,820,898   2,708,109         -        (4,305,265)    (1,554,686)
                                      ==========    ========  ===========  ==========  ============   ===========    ===========





                                         Preferred Stock           Common Stock          Deferred     Accumulated
                                        Shares       Amount      Shares      Amount    Compensation     Deficit        Total
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------

Issuance of common stock                  -             -         660,000     410,000                        -           410,000
Preferred stock converted to
  common stock                       (35,304,000)       -      35,304,000        -                           -              -

Common stock converted to
  preferred stock                     50,000,000        -    (158,000,000)                                   -              -

Cancellation of common shares             -             -     (33,721,200)       -                           -              -

1 for 30 reverse split                    -             -     (88,994,491)       -                           -              -

Issuance of common stock                  -             -             341         174                        -              174

Forgiveness of debt                       -             -         487,500        -                        487,500

Preferred stock converted to
  common stock                          (458,000)       -         458,000        -                           -              -

Cancellation of common shares             -             -        (497,590)       -                           -              -

Cancellation of preferred shares     (20,000,000)       -            -        (32,000)                       -           (32,000)

Common stock awarded to consultant        -             -            -        600,000     (600,000)          -              -

Intrinsic value of stock options
  issued                                  -             -            -        500,000         -              -           500,000

Amoritzation of deferred
  compensation                            -             -            -           -          16,667           -            16,667

1 for 10 reverse split                                         (2,726,962)

Net loss                                  -             -            -           -                      (1,181,171)   (1,181,171)
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------

Balances at December 31, 2004         57,510,100    $ 42,470      302,996  $4,673,783  $   (583,333)  $(5,486,436)   $(1,353,516)
                                      ==========    ========  ===========  ==========  ============   ===========    ===========








See accompanying notes to the consolidated financial statements.

                  NORTH AMERICAN LIABILITY GROUP, INC.
                              AND SUBSIDIARY
                       (A Development Stage Company)

                    Consolidated Statements of Cash Flows

                                                               For the year ended       Cumulative for
                                                          ---------------------------  the period from
                                                                                        March 23, 1999
                                                                                        (inception) to
                                                          December 31,   December 31,    December 31,
                                                             2004           2003            2004
                                                          -------------  ------------  ---------------

Cashflows from operating activities:
  Net loss                                                $  (1,181,171) $   (316,416) $    (5,486,436)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Forgiveness of related party note payable                       -       (59,088)         (59,088)
      Depreciation and amortization                                 692            49          294,464
      Loss on impairment of assets                                    -             -          315,027
      Provision for loss on non-cancelable leases                     -             -          225,000
      Common stock issued for services                           16,667             -        2,072,072
      Bad debt expense                                           42,000             -           42,000
      Intrinsic value of stock options granted                  500,000             -          500,000
      Increase(decrease) in cash caused by
        changes in:
          Other current assets                                    1,244        (1,415)            (171)
          Other assets                                            4,400        (4,400)             (0)
          Accounts payable                                       (6,594)       15,247          185,561
          Accrued expenses                                      342,010       201,380          767,174
          Due to related parties                                (76,741)       69,837          444,264
                                                          -------------  ------------  ---------------
      Net cash used in operating
      activities                                               (357,493)      (94,806)        (700,133)

Cashflows from investing activities:
  Acquisition of property and equipment                               -        (2,546)        (276,999)

Cashflows from financing activities
  Repayment of note payable to related party                          -      (200,000)        (200,000)
  Proceeds from issuance of preferred stock                           -             -           49,000
  Proceeds from issuance of common stock                        410,174             -        1,056,348
  Due to related parties                                              -             -         (399,353)
  Issuance of note receivable                                   (42,000)            -          (42,000)
  Payment for preferred stock                                   (32,000)            -          (32,000)
  Repayment/proceeds of notes payable                                 -       325,000          551,466
                                                          -------------  ------------  ---------------
      Net cash provided by financing activities                 336,174       125,000          983,461
                                                          -------------  ------------  ---------------
      Net increase(decrease) in cash                            (21,319)       27,648            6,329

Cash at beginning of period                                      27,648             -                -
Cash at end of period                                     $       6,329  $     27,648  $         6,329
                                                          =============  ============  ===============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $      18,185  $          -  $        33,495
                                                          =============  ============  ===============
Non-cash activity:
  Purchase of intangible assets from related party        $           -  $          -  $       399,353
                                                          =============  ============  ===============
  Reduction of capital lease obligation upon
    abandonment of assets                                 $           -  $          -  $        65,006
                                                          =============  ============  ===============
Satisfaction of notes payable and accrued interest
By third party                                            $     487,500  $          -  $       487,500
                                                          =============  ============  ===============


See accompanying notes to the consolidated financial statements.

             NORTH AMERICAN LIABILITY GROUP, INC.
                (A Development Stage Company)
           Notes to Consolidated Financial Statements


(1)    Summary of Significant Business and Accounting Policies

  (a)  Organization
       ------------
       The Company is in its development stage and needs substantial additional capital to complete its development and to reach an operating stage. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and therefore, will recover the reported amount of its assets and satisfy its liabilities on a timely basis in the normal course of its operations. See note 12 for a discussion of management's plans and intentions.

  (b)  Principles of Consolidation
       ---------------------------
       The consolidated financial statements include the accounts of North American Liability Group, Inc. and its wholly owned subsidiary North-American Liability Corporation, collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

  (c)  Revenue Recognition
       -------------------
       The Company records revenue as earned when goods or services are provided. The Company did not recognize any revenue for the years ended December 31, 2004 and 2003.

  (d)  Property and Equipment
       ----------------------
       Property and equipment are stated at cost. Depreciation for financial statement purposes is computed using the straight-line method over the estimated useful lives of the individual assets, which range from 3 to 5 years.

       The Company periodically reviews its long-lived assets and intangibles for potential impairment and will record an impairment change whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of December 31, 2004 and 2003, management does not believe that any assets are impaired.

  (e)  Fair Value of Financial Instruments
       -----------------------------------
       The Company's financial instruments include cash, accounts payable, and amounts due to related parties. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value. The Company has other liabilities which it believes are stated at estimated fair market value.

             NORTH AMERICAN LIABILITY GROUP, INC.
                (A Development Stage Company)
         Notes to Consolidated Financial Statements


(1)    Summary of Significant Business and Accounting Policies
       (Contd..)

  (f)  Use of Estimates
       ----------------
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  (g)  Income Taxes
       ------------
       The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (h)  Loss Per Share
       --------------
       Basic loss per common share amounts are based on the weighted average shares outstanding of 379,493 and 176,716 (adjusted for reverse stock splits) for the years ended December 31, 2004 and 2003, respectively. Diluted loss per common share amounts reflect the potential dilution that could occur if convertible preferred shares are converted into common stock. No conversion is assumed if such conversion would have an anti-dilutive effect on diluted loss per common share amounts.

   (i) Stock-based compensation

       At December 31, 2004, the Company had a stock option plan, which is described more fully in Note 10. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2004.


                                                    2004
                                                ------------

       Reported net loss                        $ (1,181,171)
       Stock-based employee compensation
         included in reported net loss               500,000
       Stock-based employee compensation
         determined under the fair value
         based method                             (1,492,000)

       Pro forma net loss                       $ (2,173,171)
                                                ============
       Basic and diluted loss per share:        $      (3.11)
       As reported                              ============
       Pro forma                                $      (5.73)
                                                ============

       The weighted average fair value of options granted in 2004 was approximately $1.49 using the Black-Scholes option-pricing model with the following assumptions:

       Volatility                                  314%
       Risk free interest rate                     3.22%
       Expected life in years                      3 years
       Dividend yield                              0.00%

No stock options were issued or outstanding prior to January 1, 2004.


(2)    Recent Financial Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 (revised
2004), Share-Based Payment ("FAS 123(R)"), a revision of SFAS No.
123 ("FAS 123"). For small business issuers this Statement must be implemented at the beginning of the fiscal year that begins after December 15, 2005. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FAS 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The original pronouncement, issued in October 1995, defined a fair value based method of accounting for share-based payments, but permitted companies to disclose such payments either employing the fair value based method of accounting or by using the intrinsic value method as defined by APB No. 25, Accounting for Stock Issued to Employees. For companies reporting under the intrinsic value method, FAS 123 required a proforma footnote disclosure of the impact of the fair value based method for financial reporting purposes. The 2004 revision to FAS 123, FAS 123(R), eliminates the intrinsic value method as provided by APB No. 25. As of January 31, 2005, the Company does not have any share-based payment arrangements. Depending upon the extent to which the Company implements share-based compensation plans, adoption of this statement could have a material impact on the Company's future consolidated financial statements.

             NORTH AMERICAN LIABILITY GROUP, INC.
                (A Development Stage Company)
           Notes to Consolidated Financial Statements



(3)    Property and Equipment

   At December 31, 2004 and 2003, property and equipment consisted of the following:

                                              2004         2003
                                            --------     --------
   Furniture and equipment                  $  2,546     $  2,546
   Less accumulated depreciation                (741)         (49)
                                            --------     --------
        Property and equipment, net         $  1,805     $  2,497
                                            ========     ========


   Depreciation expense for the years ended December 31, 2004 and 2003 was $692 and $49, respectively.

(4)   Leases

Operating
---------


   The Company is obligated under a non-cancelable operating lease for office space through December 2004. Rent expense of $16,977 was incurred for the year ended December 31, 2004.


(5)    Capitalization


(A)    COMMON STOCK

   At December 31, 2004 and 2003, the Company had outstanding
   302,996 and 247,820,898 shares of common stock, respectively.

   Effective July 13, 2004, the Company's Board authorized a 1 for 30 reverse stock split. On November 1, 2004, the Company effected an additional 1 for 10 reverse split.

(B)    PREFERRED STOCK

   Series 2001

   As of December 31, 2004, 22,100 shares of Series 2001 Preferred Stock remain outstanding.


   Series 2001A

   During the first quarter of 2004, the Company cancelled 35,304,000 shares of its Series 2001A Convertible Preferred Stock in voluntary conversions to 35,304,000 shares of its common stock. During the third quarter of 2004, 458,000 shares of Series 2001A Convertible Preferred Stock were converted to 458,000 shares of its common stock. As of December 31, 2004 and 2003, the number of shares outstanding of Series 2001A Convertible Preferred Stock was 27,448,000 and 63,250,000, respectively.

             NORTH AMERICAN LIABILITY GROUP, INC.
                (A Development Stage Company)
                Notes to Consolidated Financial Statements

(5)    Capitalization  (Contd...)


   Series 2001B

   During February 2004, 526,667 shares (adjusted for stock splits) were converted to 50,000,000 shares of Class B Preferred Stock. In November 2004, the Company repurchased 20,000,000 shares of class B Preferred Stock from the non-related party for $32,000. As a result, 30,000,000 shares of Class
   B Preferred Stock are outstanding as of December 31, 2004.


(6)    Income Tax

   The  Company  has no provision for taxes as they  have  a  net operating loss of approximately $5,500,000 that expires in varying times through the year 2023. The total deferred tax asset associated with the net operating loss has been reduced by a valuation allowance to $0 at December 31, 2004 and 2003, and no net deferred asset has been recorded, as the possibility of utilizing the net operating loss is dependent
   on  the  Company  achieving profitable operations.   U.S. tax
   rules impose limitations on the use of net operating losses and tax credits following certain defined changes in stock ownership. The Company has not completed the complex analysis required by the Internal Revenue Code to determine if an ownership change has occurred. If such a change were deemed to have occurred, the limitation could reduce or
   eliminate  the  amount  of  these  benefits  that   would  be
   available to offset future taxable income each year, starting with the year of ownership change.


(7)    Related Party Transactions

   The president, current and former principal stockholders, and certain employees from time to time made advances to the Company. The advances have been made for financing and working capital purposes. At December 31, 2004 and 2003 respectively, the total of such advances, including accrued interest, was $185,176 and $261,917.

   The Company rented an apartment for one member of the Subsidiary's Board of Directors. That agreement expired when the Board Member resigned. During the year ended December
   31, 2004, rent expense of $2,660 was incurred by the Company.

   During 2003, the Company settled its note payable to the former controlling shareholder. With principal and accumulated interest, the debt amounted to $444,088. In the settlement, the Company paid $200,000, the current president contributed
   $185,000, and $59,088 was forgiven.

(8)    Accrued Expenses

   Accrued expenses at December 31, 2004 and 2003, consisted of the following:


                                         2004               2003
                                       --------          --------
    Accrued lease obligations          $378,318          $309,718
    Accrued interest                    137,378           201,490
    Accrued salaries                    170,000            73,900
    Other                                78,922              --
                                       --------          --------
                                       $764,618          $585,108
                                       ========          ========

   The accrual for lease obligations resulted from the default on a number of the Company's lease obligations.

             NORTH AMERICAN LIABILITY GROUP, INC.
                (A Development Stage Company)
          Notes to Consolidated Financial Statements


(9)   Notes Payable

Notes Payable as of December 31, 2004 and December 31, 2003 is
$226,466 and $551,466, respectively, plus accrued interest.
Interest accrues at various rates between 9 and 12 percent per annum.

During 2004, the Company settled secured notes payable (including accrued interest) of $487,500 through a third party pledging Company common stock as collateral. As a result, the Company accounted for this transaction as a contribution of capital.

(10) Stock Options

During 2004, the Company established a stock option plan under which options to purchase shares of common stock may be granted to employees, directors, officers, agents, consultants and independent contractors.

During November 2004, the Company granted 1,000,000 stock options to the Company's Chief Financial Officer. The options have an exercise price of $1.00, vest immediately, and have a life of three years. At the grant date, these options had an intrinsic value of $500,000 which has been charged to operating expenses in the accompanying consolidated statements of operations for the year ended December
31, 2004.  These options remain outstanding at December
31, 2004, are fully exercisable and have a remaining life of 2.9 years.

(11)   Subsequent  Events

NALG closed and completed the purchase of 75% of all the issued and outstanding shares of Grupo Industrial NKS., de CV ("NKS") on March 11, 2005, in exchange for 250 million shares of the Company's common stock. NKS is the owner of a steel mill foundry in Lazaros Cardenas, Mexico.

On March 14, 2005 the Company announced the appointment of a new
Board of Directors and the appointment of new Officers of the
Company.  Bernardo Vergara has been appointed Chairman of the
Board. Mr. Vergara was formerly the Mexican Consul for the
Province of Alberta in Canada. Arturo Sojo has been appointed a Director of the Company. Mr. Sojo is a partner in a pipe manufacturer, Sadmex among other companies.
James Wolff has been appointed President, CEO and Director of the Company. Mr. Wolff has been a Senior Vice-President of several banks including First Bank& Trust of Palm Beach and Gulfstream
Bank of Boca Raton among others.   Garth Jensen remains as CFO
and Director of the Company, originally appointed November 25, 2004. Mr. Jensen has been CFO of IBI Corporation, a TSE listed international resource company and CFO of National Electronic Technologies
Inc., a TSE listed internet communications company, among others.

             NORTH AMERICAN LIABILITY GROUP, INC.
                (A Development Stage Company)
          Notes to Consolidated Financial Statements


(11)   Subsequent  Events (Contd.)

The Company changed its name to NorMexSteel, Inc, effective April
12, 2005 to reflect the changes in the operations of the Company.
The new trading symbol is NXSI.

Bradley Wilson, the Company's President, resigned from his position effective March 5, 2005.


(12)   Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its past financial difficulties, the Company has accumulated debts, including judgments, and accrued interest of approximately $1,400,000 relating to its current and former lines of business and maintains these on its balance sheet as current liabilities. Interest on these balances is accruing at a rate of approximately $13,000 per quarter as of December 31, 2004. The Company is continuing in its efforts to resolve these obligations and others through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will have a material adverse affect on the ability of the Company to operate properly in the future. As shown in the consolidated financial statements, the Company has incurred cumulative losses of approximately $5,500,000 during its development stage and has classified all of its debt as current for the years ended December 31, 2004 and 2003. As a result of the recent acquisition of NKS, the Company's primary focus will be on operating the steel foundry business in Mexico and looking for other complementary businesses in Mexico and in support of the steel foundry operations. These factors among others may dictate that the Company will be unable to continue as a going concern for a reasonable period of time.


(13)   Fourth Quarter Adjustments

During the fourth quarter of 2004, the Company recorded certain material adjustments to its financial statements, as follows:

  (a)  Based on a consulting agreement, the Company recorded
       $500,000 of expense relating to the intrinsic value of stock options granted to its Chief Financial Officer. In addition, the Company recorded $600,000 of deferred compensation which is being expensed over the term of the agreement.

  (b) The Company reversed approximately $100,000 of previously expensed accrued salaries to terminated employees, which has been included in other income.