Form 10KSB/A
period 2004-12-31
NORTH AMERICAN LIABILITY GROUP INC
filed 2005-05-16
CIK 1085115

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-KSB/A


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

                      Common Stock, no par value

This Amendment to the Form 10-KSB for the period ended
December 31, 2004 is being filed for the purposes of reflecting the Auditor's execution of the Report of Independent Registered Certified Public Accounting Firm filed on May 13, 2005 under SEC Accession
No.:0000943440-05-000185. Reflection of execution of the Report of Independent Certified Public Accounting Firm was inadvertently omitted from the original submission.





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

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Altamonte Springs, Florida on May 16, 2005.

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

   SIGNATURE                  TITLE                    DATE


/S/James Wolff                 D/P                     May 16, 2005
----------------------------
James Wolff

By: /s/ Garth Jensen
-----------------------------  D                       May 16, 2005
Garth Jensen

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