Form 10QSB
period 2005-03-31
NORTH AMERICAN LIABILITY GROUP INC
filed 2005-05-23
CIK 1085115

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31,2005
                                                ----------------


                        Commission File Number: 000-25947


                                NorMexSteel Inc.
                  ---------------------------------------------
                 (Name of Small Business issuer in its Charter)


                               Florida 65-0386286
               --------------------------------------------------
                  (State or Other Jurisdiction of (IRS Employer
               Incorporation or Organization) Identification No.)


          478 East Altamont Dr., Ste. 108, Altamonte Springs, FL 32701
          ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on he closing bid price May 20, 2005 was approximately $618,000,000.

As of May 20, 2005 the issuer had approximately 280,955,000 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transition Small Business Disclosure Format (check one):

               YES [ ]             NO [X]

                                NorMexSteel, Inc.

                                Form 10-QSB Index


                                                                            Page

PART I:    FINANCIAL INFORMATION                                             1

   Item 1.   Financial Statements                                            1

             Condensed Consolidated Balance Sheet - March 31, 2005           1

             Condensed Consolidated Statements of Operations -
             Three months ended March 31, 2005 and 2004                      2

             Condensed Consolidated Statements of Cash Flows -
             Three months ended March 31, 2005 and 2004                      3

             Notes to Financial Statements                                   4

   Item 2.   Management's Discussion and Analysis or Plan of Operation      11

PART II:   OTHER INFORMATION

   Item 1.   Legal Proceedings                                              14

   Item 2.   Change in Securities                                           14

   Item 3.   Defaults Upon Senior Securities                                14

   Item 4.   Submission of Matters to a Vote of Security Holders            14

   Item 5.   Other Information                                              14

   Item 6.   Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                  15

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NorMexSteel, Inc.
                                 And Subsidiary
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited) March 31, 2005

                                     ASSETS
                                     ------
Current assets:
      Cash                                                    $         982
                                                              -------------

                Total current assets                                    982

Property and equipment, net                                           3,237
Other assets
      Investment in non-consolidated  subsidiary                200,000,000
                                                              -------------
                Total other assets                              200,000,000
                                                              -------------

                Total assets                                  $ 200,004,219
                                                              -------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current liabilities:
      Accounts payable                                        $     183,738
      Accrued expenses                                              902,618
      Due to related parties                                        185,176
      Notes payable                                                 226,466
                                                              -------------

                Total current liabilities                         1,497,998

Stockholders' deficiency:
      Series 2001 convertible preferred stock                        42,470
      Series 2001A convertible preferred stock                           --
      Series 2001B convertible preferred stock                           --
      Class B preferred stock                                            --
      Common stock                                              204,673,783
      Deferred Compensation                                        (533,333)
      Accumulated deficit                                        (5,676,699)
                                                              -------------

                Total stockholders' deficiency                  198,506,221
                                                              -------------

                Total liabilities and stockholders'
                deficiency                                    $ 200,004,219
                                                              =============

   See accompanying notes to the condensed consolidated financial statements.

                                NorMexSteel, Inc.
                                 And Subsidiary
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Cumulative for
                                                                                   the period from
                                                Three Months      Three Months      March 23,1999
                                                   Ended             Ended         (inception) to
                                                  March 31,         March 31,         March 31,
                                                   2005               2004              2005
                                                ------------      ------------      ------------
Gross revenues                                  $         --      $         --      $     48,744
Cost of sales                                             --
                                                                            --               264
                                                ------------      ------------      ------------
         Net revenue                                  45,480

Operating Expenses                                   191,199           175,555         4,941,144

Other income(expenses):
         Other income                                  1,390             2,122
                                                                                         219,572
         Interest expense                               (454)          (95,808)
                                                                                        (460,580)
         Impairment of Assets                              0                 0
                                                                                        (315,027)
         Provision for loss on
         non-cancellable
            Lease                                          0                 0
                                                                                        (225,000)
                                                ------------      ------------      ------------

                Total other income(expense)              936           (93,686)
                                                                                        (781,035)
                                                ------------      ------------      ------------

                Net Loss                        $   (190,263)     $   (269,241)     $ (5,676,699)
                                                ============      ============      ============

Loss per common share:
         Basic and Diluted                             (0.00)            (0.48)               --

Weighted average common shares outstanding:
         Basic and Diluted                        53,315,043           566,097                --








See accompanying notes to the condensed consolidated financial statements.

                                NorMexSteel, Inc.
                                 And Subsidiary
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 Cumulative for

                                                                                                  Cumulative for
                                                                                                  the period from
                                                                 Three Months     Three Months     March 23,1999
                                                                    Ended            Ended         (inception) to
                                                                   March 31,        March 31,        March 31,
                                                                     2005             2004             2005
                                                                 -----------      -----------      -----------
Cash flows from operating activities
     Net Loss                                                    $  (190,263)     $  (269,241)     $(5,676,699)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Forgiveness of related party note payable                   --               --          (59,088)
              Depreciation and amortization                              268              424          294,732
              Loss on impairment of assets                                --               --          315,027
              Provision for loss on non-cancelable leases                 --               --          225,000
              Bad Debt Expense                                            --               --           42,000
              Intrinsic Value of Stock Options                            --               --          500,000
              Common stock issued for services                            --               --        2,055,405
              Amortization of Deferred Compensation                   50,000               --           66,667
                  Increase(decrease) in cash caused by
                  changes in:
                     Other current assets                                171           (1,570)               0
                     Accounts payable                                 (1,823)         (17,560)         183,738
                     Accrued expenses                                138,000          178,675          905,174
                     Due from related parties                             --          (44,622)         444,264
                                                                 -----------      -----------      -----------

              Net cash used in operating activities                   (3,647)        (153,894)        (703,780)

Cash flows from investing activities:
     Acquisition of property and equipment                            (1,700)          (9,359)        (278,699)

Cash flows from financing activities
     Repayment of note payable to related party                           --               --         (200,000)
     Proceeds from issuance of preferred stock                            --               --           49,000
     Proceeds from issuance of capital stock                              --          160,000        1,056,348
     Due to related parties                                               --             (949)        (399,353)
     Issuance of Note Receivable                                          --               --          (42,000)
     Payment for Preferred Stock                                          --               --          (32,000)
     Repayment/proceeds of notes payable                                  --               --          551,466
                                                                 -----------      -----------      -----------
              Net cash from provided by financing activities              --          159,051          983,461
                                                                 -----------      -----------      -----------
                     Net increase(decrease) in cash              $    (5,347)     $    (4,202)     $       982

Cash at beginning of period                                            6,329           27,648                0
                                                                 -----------      -----------      -----------
Cash at end of period                                            $       982      $    23,446      $       982
                                                                 ===========      ===========      ===========



See accompanying notes to the condensed consolidated financial statements.

                                NorMexSteel, Inc.
                                 And Subsidiary
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                           Cumulative for
                                                                                                          the period from
                                                                         Three Months     Three Months     March 23,1999
                                                                            Ended            Ended        (inception) to
                                                                           March 31,        March 31,        March 31,
                                                                             2005             2004             2005
                                                                        -------------     ------------     ------------
Supplemental disclosure of cash flow information:
        Cash paid for interest                                          $          --     $         --     $     33,495
                                                                        =============     ============     ============

Non-cash activity:
        Purchase of intangible assets from related party                $          --     $         --     $    399,353
                                                                        =============     ============     ============
        Reduction of capital lease obligation upon
        abandonment of assets                                           $          --     $         --     $     65,006
                                                                        =============     ============     ============

        Satisfaction of Notes Payable and accrued interest
        by Third Party                                                  $          --     $         --     $    487,500
                                                                        =============     ============     ============

        Issuance of Common Stock in Connection with
        acquisition of Grupo Industrial N.K.S., S.A., de CV             $ 200,000,000     $         --     $200,000,000
                                                                        =============     ============     ============





















   See accompanying notes to the condensed consolidated financial statements

                                NorMexSteel, Inc.
                                 And Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 (1)   STATEMENT OF INFORMATION FURNISHED

             The accompanying unaudited condensed consolidated financial statements as of March 31, 2005 and for the cumulative period from March 23, 1999 (Inception) to March 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed consolidated financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of NorMexSteel, Inc. and Subsidiary's financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's financial statements.

             The results of operations for the interim periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2004 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

(2)    LOSS PER SHARE

              Basic income or loss per common share amounts are based on the weighted average shares outstanding of 53,315,043 and 566,097 for the three months ended March 31, 2005 and 2004, respectively. Diluted income per common share amounts reflect the potential dilution that could occur if convertible preferred shares are converted into common stock. No conversion is assumed if such conversion would have an anti-dilutive effect on diluted loss per common share amounts.

(3)    RECENT FINANCIAL ACCOUNTING STANDARDS

              In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), a revision of SFAS No. 123 ("FAS 123"). The statement is effective for the first interim or annual reporting period that begins after June 15, 2005. This

              Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FAS 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The original pronouncement, issued in October 1995, defined a fair value based method of accounting for share-based payments, but permitted companies to disclose such payments either employing the fair value based method of accounting or by using the intrinsic value method as defined by APB No. 25, Accounting for Stock Issued to Employees. For companies reporting under the intrinsic value method, FAS 123 required a pro forma footnote disclosure of the impact of the fair value based method for financial reporting purposes. The 2004 revision to FAS 123, FAS 123(R), eliminates the intrinsic value method as provided by APB No. 25. Depending upon the extent to which the Company implements share-based compensation plans, adoption of this statement could have a material impact on the Company's future consolidated financial statements.

(4)    ACQUISITION OF GRUPO INDUSTRIAL N.K.S., S.A., DE CV

              As of March 15, 2005, the Company has completed a transaction resulting in the acquisition of 75% of all issued and outstanding shares of Grupo Industrial N.K.S., S.A., de CV ("NKS"). The Company and stockholders of NKS have mutually agreed that the Company will acquire 75% of all the shares of NKS in exchange for 250,000,000 of the Company's common restricted shares. NKS, a Mexican corporation, is the owner of a steel mill foundry and other assets in Lazaro Cardenas, Mexico. NKS has represented to the Company that the value of these hard assets has a value in excess of USD$200,000,000. In addition, the Company issued 30 million of common shares to an unrelated party as a finders fee.

              NKS is currently insolvent and their financial records are not available at this time. As a result, the Company is unable to consolidate the results of operations of NKS into the accompanying condensed consolidated financial statements. The investment in NKS has been valued at $200,000,000 and is included in the accompanying condensed consolidated balance sheet as "investment in non-consolidated subsidiary" at March 31, 2005. The Company is currently working with its financial advisors in Mexico to obtain this information for future filings.

(5)    CAPITALIZATION

             (A) COMMON STOCK

              At March 31, 2005 and 2004, the Company had 280,955,009 outstanding and 417,616 shares of common stock, respectively.

              During 2004, the Company's Board authorized a 1 for 30 reverse stock split, effective on July 13, 2004. On November 1, 2004, the Company effected an additional 1 for 10 reverse split.

                (B) PREFERRED STOCK

              Series 2001

              As of March 31, 2005, 22,100 shares of Series 2001 Preferred Stock were outstanding.

              Series 2001A

              During the first quarter of 2004, the Company cancelled 35,304,000 shares of its Series 2001A Convertible Preferred stock in voluntary conversions to 35,304,000 shares of its common stock. During the third quarter of 2004, 458,000 share so the Series 2001A Convertible Preferred Stock were converted to 458,000 shares of its common stock. As of March 31, 2005, the number of shares outstanding of Series 2001A Convertible Preferred stock was 27,488,000.

              Series 2001B

              During February 2004, 526,667 common shares (adjusted for stock splits) were converted to 50,000,000 shares of Class B Preferred stock. In November 2004, the Company repurchased the 20,000,000 shares of class B Preferred Stock from the non-related party for approximately $32,000. As a result, 30,000,000 shares of Class B Preferred Stock are outstanding as of March 31, 2005.

 (6)   RELATED PARTY TRANSACTIONS

              The president, current and former principal stockholders, and certain employees from time to time made advances to the Company. The advances have been made for financing and working capital purposes. At March 31, 2005, the total of such advances, including accrued interest, was $185,176.

 (7)   ACCRUED EXPENSES

       Accrued expenses at March 31, 2005 consisted of the following:


                                                                        2005
                                                                      -------
                           Accrued lease obligations                  397,996
                           Accrued interest                           115,702
                           Accrued Professional Fees                  168,920
                           Accrued salaries                           220,000
                                                                      -------
                                                                      902,618

(8)    NOTES PAYABLE

           Notes Payable as of March 31, 2005 is $226,466. Interest accrues at various rates between 9 and 12 percent per annum.

(9)    STOCK OPTIONS

           During 2004, the Company established a stock option plan under which options to purchase shares of common stock may be granted to employees, directors, officers, agents, consultants and independent contractors.

           During November 2004, the Company granted 1,000,000 stock options to the Company's Chief Financial Officer. The options have an exercise price of $1.00, vest immediately, and have a life of three years. At the grant date, these options had an intrinsic value of $500,000, $50,000 of which has been charged as a deferred compensation expense to Operating Expenses in the accompanying condensed consolidated statements of operations for the 3 months ended March 31, 2005. These options remain outstanding at March 31, 2005, are fully exercisable and have a remaining life of 2.66 years.


(10)   SUBSEQUENT TRANSACTIONS

           The Company changed its name to NorMexSteel Corporation, effective April 12, 2005 to reflect the changes in the operations of the Company. The new trading symbol is NXSI.

           On May 3, 2004, we received a letter from Pedro Fenando Arizpe Carreon, a shareholder of Grupo Industrial NKS, S.A. DE C.V. ("NKS"), addressed to Montague Securities International, Ltd., the escrow agent for the transaction by which we acquired 75% of the outstanding shares of capital stock of NKS. Mr. Carreon alleged that we had breached the Purchase Agreement. We have denied any breach of the purchase agreement and have advised Mr. Carreon in writing. We do not believe there is any basis in fact or law for Mr. Carreon to intervene in the NKS transaction, and we intend to defend vigorously any actions he might take.


(11)   GOING CONCERN MATTERS

           The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its past financial difficulties, the Company has accumulated debt, including judgments, and accrued interest of approximately $1,500,000 relating to its current and former lines of business and maintains these on its balance sheet as current liabilities. Interest on these balances is accruing at a rate of approximately $13,000 per quarter as of March 31, 2005. The Company is continuing in its efforts to resolve these obligations and others through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will have a material adverse affect on the ability of the Company to operate properly in the future. As shown in the consolidated financial statements, the Company has incurred cumulative losses of approximately $5,677,000 during its development stage.

            As a result of the recent acquisition of NKS, the Company's primary focus will be on operating the steel foundry business in Mexico and looking for other complementary businesses in Mexico and in support of the steel foundry operations. These factors among others may dictate that the Company will be unable to continue as a going concern for a reasonable period of time.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
-----------------------------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004.

We had no revenues for the three months ended March 31, 2005 and 2004. There is no assurance that we will any have revenues in fiscal 2005. As we had no sales in this quarter, we had no cost of sales for the quarters.

Operating expenses for the three months ended March 31, 2005 were $191,199 compared to $175,555 for the three months ended March 31, 2004. Other income for the three months ended March 31, 2005 was $1,390 as compared to other income of $2,122 for three months ended March 31, 2004. The income was partially offset by interest expense of $454 for three months ended March 31, 2005 versus $95,808 for the three months ended March 31, 2004.

The Company's net loss for the three months ended March 31, 2005 was $190,263, as compared to a loss of $269,241 for the three months ended March 31, 2004, a decrease in net loss of $78,978 or 29%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On March 31, 2005, the Company had a working capital deficit of approximately $1,498,000. Since its inception, the Company has continued to sustain losses. The Company's operations since inception have been funded by the sale of common and preferred stock, and proceeds from both secured and unsecured loans. These funds have been used for working capital and capital expenditures and other corporate purchases. The Company has had losses of approximately $5,677,000 since inception. The Company is seeking financing through equity financing. There can be no assurance that the Company will be able to obtain funding at terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), a revision of SFAS No. 123 ("FAS 123"). For small business issuers, this Statement must be implemented at the beginning of the fiscal year that begins after December 15, 2005. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FAS 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The original pronouncement, issued in October 1995, defined a fair value based method of accounting for share-based payments, but permitted companies to disclose such payments either employing the fair value based method of accounting or by using the intrinsic value method as defined by APB No. 25, Accounting for Stock Issued to Employees. For companies reporting under the intrinsic value method, FAS 123 required a pro forma footnote disclosure of the impact of the fair value based method for financial reporting purposes. The 2004 revision to FAS 123, FAS 123(R), eliminates the intrinsic value method as provided by APB No. 25. Depending upon the extent to which the Company implements share-based compensation plans, adoption of this statement could have a material impact on the Company's future consolidated financial statements.


OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-QSB that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company's fourth quarter that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

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

On May 3, 2004, we received a letter from Pedro Fenando Arizpe Carreon, a shareholder of Grupo Industrial NKS, S.A. DE C.V. ("NKS"), addressed to Montague Securities International, Ltd., the escrow agent for the transaction by which we acquired 75% of the outstanding shares of capital stock of NKS. Mr. Carreon alleged that we had breached the Purchase Agreement. We have denied any breach of the purchase agreement and have advised Mr. Carreon in writing. We do not believe there is any basis in fact or law for Mr. Carreon to intervene in the NKS transaction, and we intend to defend vigorously any actions he might take.


ITEM 2.  CHANGE IN SECURITIES
-----------------------------

On September 16, 2004: Amendments to Articles of Incorporation or Bylaws; On September 10, 2004, the holders of a majority of the Company' outstanding voting shares executed a written consent, amending the Company's Articles of incorporation to increase the total number of authorized shares of the Company's Common Stock from 500,000,000 to 1,000,000,000.

As of March 15, 2005, the Company completed a transaction resulting in the acquisition of 75% of all issued and outstanding shares of Grupo Industrial N.K.S., S.A., de CV ("NKS") in exchange for 250,000,000 of the Company's common restricted shares. NKS, a Mexican corporation, is the owner of a steel mill foundry and other assets in Lazaro Cardenas, Mexico. NKS has represented to the Company that the value of these hard assets has a value in excess of USD$200,000,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

                Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

                Not applicable

ITEM 5.  OTHER INFORMATION
--------------------------

                 None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

             (ii) on September 10, 2004, the holders of a majority of the Company' outstanding voting shares executed a written consent, amending the Company's Articles of incorporation to increase the total number of authorized shares of the Company's Common Stock from 500,000,000 to 1,000,000,000, and

             (iii) on March 15, 2005, the Company completed the purchase of 75% of all outstanding shares on NKS.

                                   SIGNATURES

NorMexSteel Inc.


By /s/
   -----------------------------
   James Wolff, President


Date: May 20, 2005



By /s/
   -----------------------------
   Garth Jensen, CFO

Date: May 20, 2005