Form 10QSB/A
period 2005-03-31
NORTH AMERICAN LIABILITY GROUP INC
filed 2005-05-27
CIK 1085115

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

[X] Amended Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NorMexSteel, Inc.
                                 And Subsidiary
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited) March 31, 2005

                                     ASSETS
                                     ------
Current assets:
      Cash                                                    $         982
                                                              -------------

                Total current assets                                    982

Property and equipment, net                                           3,237
                                                              -------------

                Total assets                                  $       4,219
                                                              -------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current liabilities:
      Accounts payable                                        $     183,738
      Accrued expenses                                              902,618
      Due to related parties                                        185,176
      Notes payable                                                 226,466
                                                              -------------

                Total current liabilities                         1,497,998

Stockholders' deficiency:
      Series 2001 convertible preferred stock                        42,470
      Series 2001A convertible preferred stock                           --
      Series 2001B convertible preferred stock                           --
      Class B preferred stock                                            --
      Common stock                                                4,673,783
      Deferred Compensation                                        (533,333)
      Accumulated deficit                                        (5,676,699)
                                                              -------------

                Total stockholders' deficiency                    1,493,779
                                                              -------------

                Total liabilities and stockholders'
                deficiency                                    $       4,219
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

(4)    ACQUISITION OF GRUPO INDUSTRIAL N.K.S., S.A., DE CV

              As of March 15, 2005, the Company has completed a transaction resulting in the acquisition of 75% of all issued and outstanding shares of Grupo Industrial N.K.S., S.A., de CV ("NKS"). The Company and stockholders of NKS have mutually agreed that the Company will acquire 75% of all the shares of NKS in exchange for 250,000,000 of the Company's common restricted shares. NKS, a Mexican corporation, is the owner of a steel mill foundry and other assets in Lazaro Cardenas, Mexico. NKS has represented to the Company that the value of these hard assets has a value in excess of USD$200,000,000, however, until such time as the Company has completed a formal appraisal of these assets, we have chosen not to show any asset value for NKS on our Balance Sheet. In addition, the Company issued 30 million of common shares to an unrelated party as a finders fee.

              NKS is currently insolvent and their financial records are not available at this time. As a result, the Company is unable to consolidate the results of operations of NKS into the accompanying condensed consolidated financial statements. The investment in NKS has been valued at $0 at March 31, 2005. The Company is currently working with its financial advisors in Mexico to obtain this information for future filings.

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

           During November 2004, the Company granted 1,000,000 stock options to the Company's Chief Financial Officer. The options have an exercise price of $1.00, vest immediately, and have a life of three years. At the grant date, these options had an intrinsic value of $500,000, $50,000 of which has been charged as a deferred compensation expense to Operating Expenses in the accompanying condensed consolidated statements of operations for the 3 months ended March 31, 2005. These options remain outstanding at March 31, 2005, are fully exercisable and have a remaining life of 32 months.


(10)   SUBSEQUENT TRANSACTIONS

           The Company changed its name to NorMexSteel Corporation, effective April 12, 2005 to reflect the changes in the operations of the Company. The new trading symbol is NXSI (Over the Counter Bulletin Board).

           On May 3, 2004, we received a letter from Pedro Fernando Arizpe Carreon, a shareholder of Grupo Industrial NKS, S.A. DE C.V. ("NKS"), addressed to Montague Securities International, Ltd., the escrow agent for the transaction by which we acquired 75% of the outstanding shares of capital stock of NKS. Mr. Carreon alleged that we had breached the Purchase Agreement. We have denied any breach of the purchase agreement and have advised Mr. Carreon in writing. We do not believe there is any basis in fact or law for Mr. Carreon to intervene in the NKS transaction, and we intend to defend vigorously any actions he might take.


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

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004.

We had no revenues for the three months ended March 31, 2005 and 2004. There is no assurance that we will any have revenues in fiscal 2005. As we had no sales in this quarter, we had no cost of sales for the quarter.

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

On May 3, 2004, we received a letter from Pedro Fernando Arizpe Carreon, a shareholder of Grupo Industrial NKS, S.A. DE C.V. ("NKS"), addressed to Montague Securities International, Ltd., the escrow agent for the transaction by which we acquired 75% of the outstanding shares of capital stock of NKS. Mr. Carreon alleged that we had breached the Purchase Agreement. We have denied any breach of the purchase agreement and have advised Mr. Carreon in writing. We do not believe there is any basis in fact or law for Mr. Carreon to intervene in the NKS transaction, and we intend to defend vigorously any actions he might take.


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

                                   SIGNATURES

NorMexSteel Inc.


By /s/James Wolff
   -----------------------------
   James Wolff, President


Date: May 23, 2005