Form 10QSB
period 2005-06-30
NorMexSteel, Inc.
filed 2005-08-22
CIK 1085115

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2005
                                        ----------------

                Commission File Number: 000-25947

                        NorMexSteel Inc.
-----------------------------------------------------------------------
         (Name of Small Business issuer in its Charter)

          Florida                          65-0386286
-----------------------------------------------------------------------
(State or Other Jurisdiction of          (IRS Employer
 Incorporation or Organization)        Identification No.)


  478 East Altamont Dr., Ste. 108, Altamonte Springs, FL 32701
-----------------------------------------------------------------------
   (Address of Principal Executive Offices)             (Zip Code)

                          705-739-9092
-----------------------------------------------------------------------
                   (Issuer's Telephone Number)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on he closing bid price August
18, 2005 was approximately $882,000,000.

As  of  August 18, 2005 the issuer had approximately  280,955,000 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transition Small Business Disclosure Format (check one):

               YES [ ]             NO [X]

                        NorMexSteel, Inc.

                        Form 10-QSB Index


                                                                      Page

Part I:   Financial Information                                        1

   Item 1.   Financial Statements (unaudited)                          1

             Condensed Consolidated Balance Sheet - June 30, 2005      1

             Condensed Consolidated Statements of Operations -
             Three months ended June 30, 2005 and 2004                 2

             Condensed Consolidated Statements of Operations -
             Six months ended June 30, 2005 and 2004 and cumulative
             for the period from March 23, 1999 (inception through
             June 30, 2005                                             3

             Condensed Consolidated Statements of Cash Flows -
             Six months ended June 30, 2005 and 2004                   4

             Notes to Financial Statements                             6

   Item 2.   Management's Discussion and Analysis or Plan of
             Operation                                                10

Part II:   Other Information

   Item 1.   Legal Proceedings                                        12

   Item 2.   Unregistered Sales of Equity and Use of Proceeds          12

   Item 3.   Defaults Upon Senior Securities                          13

   Item 4.   Submission of Matters to a Vote of Security Holders      13

   Item 5.   Other Information                                        13

   Item 6.   Exhibits                                                 13

SIGNATURES                                                            14

                 PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                        NorMexSteel, Inc.
                         And Subsidiary
                  (A Development Stage Company)
              Condensed Consolidated Balance Sheet
                           (Unaudited)
                          June 30, 2005


                              Assets
                              ------
        Current assets:
           Cash                                                 $        370
                                                                ------------

              Total current assets                                       370

         Property and equipment, net                                   2,922
                                                                ------------

              Total assets                                      $      3,292
                                                                ============
           Liabilities and Stockholders' Deficiency
           ----------------------------------------

        Current liabilities:
           Accounts payable                                     $    184,848
           Accrued expenses                                        1,001,613
           Due to related parties                                    269,554
           Notes payable                                             226,466
                                                                ------------

              Total current liabilities                            1,682,481

        Stockholders' deficiency:
           Series 2001 convertible preferred stock                    42,470
           Series 2001A convertible preferred stock                        -
           Series 2001B convertible preferred stock                        -
           Class B preferred stock                                         -
           Common stock                                            4,673,783
           Deferred Compensation                                    (483,333)
           Deficit accumulated during the development stage       (5,912,109)
                                                                ------------

              Total stockholders' deficiency                      (1,679,189)
                                                                ------------

              Total liabilities and stockholders' deficiency    $      3,292
                                                                ============


See accompanying notes to the condensed consolidated financial statements.

                        NorMexSteel, Inc.
                         And Subsidiary
                  (A Development Stage Company)

         Condensed Consolidated Statements of Operations
                           (Unaudited)

                                          Three          Three
                                          Months         Months
                                          Ended          Ended
                                       June 30, 2005  June 30, 2004
                                       -------------  -------------

Gross revenues                         $         -    $         -
Cost of revenues                                 -              -
                                       -----------    -----------
   Net revenue                                   -              -

Operating Expenses                         216,415         47,496
                                       -----------    -----------

Loss from Operations                      (216,415)       (47,496)

Other income(expenses):
   Other income                                  -         52,122
   Interest expense                        (18,995)       (18,420)
                                       -----------    -----------

        Total other income(expense)        (18,995)        33,702
                                       -----------    -----------

        Net Loss                       $  (235,410)   $   (13,794)
                                       ===========    ===========
Loss per common share:
   Basic and Diluted                   $         -    $         -
                                       ===========    ===========
Weighted average common shares
outstanding:
   Basic and Diluted                   280,955,009      3,748,295
                                       ===========    ===========

See accompanying notes to the condensed consolidated financial statements.

                        NorMexSteel, Inc.
                         And Subsidiary
                  (A Development Stage Company)

         Condensed Consolidated Statements of Operations
                           (Unaudited)

                                                                        Cumulative for
                                             Six             Six        the period from
                                            Months          Months      March 23,1999
                                            Ended           Ended       (inception) to
                                         June 30, 2005   June 30, 2004  June 30, 2005
                                         -------------   -------------  -------------
Gross revenues                           $          -    $          -   $      45,744
Cost of revenues                                    -               -             264
                                         -------------   -------------  -------------
    Net revenue                                     -               -          45,480

Operating Expenses                            407,614         223,051       5,157,559
                                         -------------   -------------  -------------
Loss from Operations                         (407,614)       (223,051)     (5,112,079)

Other income(expenses):
   Other income                                 1,390          54,244         219,572
   Interest expense                           (19,449)       (114,228)       (479,575)
   Impairment of assets                             -               -        (315,027)
   Provision for loss on non-cancellable
     lease                                          -               -        (225,000)
                                         -------------   -------------  -------------
         Total other income(expense)          (18,059)        (59,984)       (800,030)


         Net Loss                        $   (425,673)   $   (283,035)   $ (5,912,109)
                                         =============   =============   ============
Loss per common share:
    Basic and Diluted                    $          -    $      (0.06)
                                         ============    =============
Weighted average common shares
outstanding:
    Basic and Diluted                     167,763,865       4,706,984
                                         ============    =============

See accompanying notes to the condensed consolidated financial statements.

                        NorMexSteel, Inc.
                         And Subsidiary
                  (A Development Stage Company)

         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                                    Cumulative for
                                                           Six           Six        the period from
                                                          Months         Months     March 23, 1999
                                                          Ended          Ended      (inception) to
                                                      June 30, 2005  June 30, 2004  June 30, 2005
                                                      -------------------------------------------

Cash flows from operating activities
  Net Loss                                            $   (425,673)  $   (283,035)  $ (5,912,109)
  Adjustments to reconcile net loss to net cash
  used in operating activities
    Forgiveness of related party note payable                    -              -        (59,088)
    Depreciation and amortization                              583          1,064        295,047
    Loss on impairment of assets                                 -              -        315,027
    Provision for loss on non-cancelable leases                  -              -        225,000
    Bad debt expense                                             -              -         42,000
    Intrinsic value of stock options                             -              -        500,000
    Common stock issued for services                             -              -      2,055,405
    Amortization of deferred compensation                  100,000              -        116,667
      Increase(decrease) in cash caused by
      changes in:
         Other current assets                                  171          1,244              -
         Other assets                                            -         80,000              -
         Accounts payable                                     (713)        (9,642)       184,848
         Accrued expenses                                  236,995        143,094      1,004,169
         Due from related parties                           84,378        (46,744)       528,642
                                                      ------------   ------------   ------------
    Net cash used in operating activities                   (4,259)      (114,019)      (704,392)

Cash flows from investing activities:
 Acquisition of property and equipment                      (1,700)        (9,359)      (278,699)

Cash flows from financing activities
 Repayment of note payable to related party                      -              -       (200,000)
 Proceeds from issuance of preferred stock                       -              -         49,000
 Proceeds from issuance of common stock                          -        160,000      1,056,348
 Due to related parties                                          -          7,747       (399,353)
 Issuance of note receivable                                     -              -        (42,000)
 Payment for preferred stock                                     -              -        (32,000)
 Repayment/proceeds of notes payable                             -              -        551,466
                                                      ------------   ------------   ------------
         Net cash provided by financing activities               -        167,747        983,461
                                                      ------------   ------------   ------------

              Net increase(decrease) in cash          $     (5,959)      $ 44,369   $        370

Cash at beginning of period                                  6,329         27,648              0
                                                      ------------   ------------   ------------

Cash at end of period                                 $        370   $     72,017   $        370
                                                      ============   ============   ============

See accompanying notes to the condensed consolidated financial statements.

                        NorMexSteel, Inc.
                         And Subsidiary
                  (A Development Stage Company)

         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                                   Cumulative for
                                                         Six            Six         the period from
                                                         Months         Months      March 23,  1999
                                                         Ended          Ended       (inception) to
                                                      June 30, 2005  June 30, 2004  June 30, 2005
                                                      -------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid for interest                              $        -     $        -     $   33,495
                                                      ==========     ==========     ==========
Non-cash activity:
  Purchase of intangible assets from related party    $        -     $        -     $  399,353
  Reduction of capital lease obligation upon          ==========     ==========     ==========

  abandonment of assets                               $        -     $        -     $   65,006
                                                      ==========     ==========     ==========
  Satisfaction of Notes Payable and accrued interest
  by Third Party                                      $        -     $        -     $  487,500
                                                      ==========     ==========     ==========

See accompanying notes to the condensed consolidated financial statements.

                        NorMexSteel, Inc.
                         And Subsidiary
                  (A Development Stage Company)

      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

(1)    Statement of Information Furnished

       The accompanying unaudited condensed consolidated financial statements as of June 30, 2005 and for the cumulative period from March 23, 1999 (Inception) to June 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed consolidated financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of NorMexSteel, Inc. and Subsidiary's financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's financial statements.

       The results of operations for the interim periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2004 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

(2)    Loss Per Share

       Basic income or loss per common share amounts are based on the weighted average shares outstanding of 280,955,009 and 3,748,295 for the three months ended June 30, 2005 and 2004, respectively and 167,763,865 and 4,706,984 for the six months ended June 30, 2005 and 2004, respectively. Diluted income per common share amounts reflect the potential dilution that could occur if convertible preferred shares are converted into common stock. No conversion is assumed if such conversion would have an anti-dilutive effect on diluted loss per common share amounts.

(3)    Recent Financial Accounting Standards

       In  December  2004, the FASB issued SFAS No. 123  (revised
       2004), Share-Based Payment ("FAS 123(R)"), a revision of SFAS No. 123 ("FAS 123"). The statement is effective for the first interim or annual reporting period that begins after December 15, 2005. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FAS 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The original pronouncement, issued in October 1995, defined a fair value based method of accounting for share-based payments, but permitted companies to disclose such payments either employing the fair value based method of accounting or by using the intrinsic value method as defined by APB No. 25, Accounting for Stock Issued to Employees. For companies reporting under the intrinsic value method, FAS 123 required a pro forma footnote disclosure of the impact of the fair value based method for financial reporting purposes. The 2004 revision to FAS 123, FAS 123(R), eliminates the intrinsic value method as provided by APB No. 25. Depending upon the extent to which the Company implements share-based compensation plans, adoption of this statement could have a material impact on the Company's future consolidated financial statements.

(4)    Acquisition of Grupo Industrial N.K.S., S.A., de CV

       As of March 15, 2005, the Company completed a transaction resulting in the acquisition of 75% of all issued and outstanding shares of Grupo Industrial N.K.S., S.A., de
       CV ("NKS") in exchange for 250,000,000 of the Company's common restricted shares. NKS, a Mexican corporation, is the owner of a steel mill foundry and other assets in Lazaro Cardenas, Mexico. NKS has represented to the Company that the value of these hard assets has a value in excess of USD$200,000,000; however, until such time as the Company has completed a formal appraisal of these assets, we have chosen not to show any asset value for NKS on our Balance Sheet. In addition, the Company issued 30 million shares of restricted common stock to an unrelated party as a finder's fee.

       NKS is currently insolvent and their financial records are not available at this time. As a result, the Company is unable to consolidate the results of operations of NKS into the accompanying condensed consolidated financial statements. The investment in NKS has been valued at $0 at June 30, 2005. The Company is currently working with its financial advisors in Mexico to obtain a formal valuation, which will be disclosed in future filings.

(5)    Capitalization

       (A) COMMON STOCK

       At  June  30, 2005, the Company had approximately
       280,955,000 of common stock outstanding.

       During  2004, the Company's Board authorized a  1  for  30
       reverse  stock  split, effective on  July  13,  2004.   On
       November  1,  2004, the Company effected an  additional  1 for 10 reverse split.

       (B) PREFERRED STOCK

       Series 2001

       As  of  June  30,  2005,  22,100  shares  of  Series  2001
       Preferred Stock were issued and outstanding.

       Series 2001A

       During the first quarter of 2004, the Company cancelled 35,304,000 shares of its Series 2001A Convertible Preferred stock in voluntary conversions to 35,304,000 shares of its common stock. During the third quarter of 2004, 458,000 shares of the Series 2001A Convertible Preferred Stock were converted to 458,000 shares of its common stock. As of June 30, 2005, the number of shares outstanding of Series 2001A Convertible Preferred stock was 27,488,000.

       Series 2001B

       During February 2004, 526,667 common shares (adjusted for stock splits) were converted to 50,000,000 shares of Class B Preferred stock. In November 2004, the Company repurchased the 20,000,000 shares of class B Preferred Stock from the non-related party for approximately $32,000. As a result, 30,000,000 shares of Class B Preferred Stock are outstanding as of June 30, 2005.

(6)    Related Party Transactions

       The president, current and former principal stockholders, and certain employees from time to time made advances or loans to the Company. The unsecured advances and loans have been made for financing and working capital purposes. At June 30, 2005, the total of such advances and loans, including accrued interest, was $269,554.

       The Company entered into an unsecured funding agreement with Tropical Ventures/Cazador Enterprises, a shareholder of the Company, whereby Tropical will lend the Company funds under the following terms; interest on outstanding amounts of 10% per annum payable to Cazador Enterprises, a 10% funding fee on any drawdown payable to Tropical Ventures, and no fixed repayment terms. As of June 30, 2005, no borrowings had been provided through this agreement.

(7)    Accrued Expenses

       Accrued expenses at June 30, 2005 consisted of the following:

                                              2005
                                              ----

         Accrued lease obligations     $      395,996
         Accrued interest                     134,697
         Accrued Professional Fees            190,920
         Accrued salaries                     280,000
                                          -----------
                                       $    1,001,613
                                          ===========

(8)   Notes Payable

      Notes  Payable as of June 30, 2005 was $226,466.   Interest
      accrues at various rates between 9 and 12 percent per annum.

(9)   Stock Options

      During 2004, the Company established a stock option plan under which options to purchase shares of common stock may be granted to employees, directors, officers, agents, consultants and independent contractors.

      During November 2004, the Company granted 1,000,000 stock options to the Company's Chief Financial Officer. The options have an exercise price of $1.00, vest immediately, and have a term of three years. At the grant date, these options had an intrinsic value of $500,000. For the three and six months ended June 30, 2005, $50,000 and $100,000 of which has been charged as a deferred compensation expense to Operating Expenses in the accompanying condensed consolidated statements of operations. These options remain outstanding at June 30, 2005, are fully exercisable, and have a remaining term of 29 months.


(10)  Subsequent Transactions

      The Company has signed a letter of intent with Global Steel Holdings ("GSH"), an Indian company with globally diverse steel interests. The letter of intent has been extended to August 31, 2005, as noted in the Company's most recent press release. GSH intends to purchase 50% of NorMexSteel's shares in NKS and in turn provide a line of credit totaling $60 million to settle debt and provide working capital for the facility.

      At the end of July 2005, the Company utilized the funding note provided by Tropical Ventures/Cazador Enterprises to borrow $155,000 for working capital.


(11)  Going Concern Matters

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its past financial difficulties, the

      Company has accumulated debt, including judgments and accrued interest, of approximately $1,700,000 relating to its current and former lines of business and maintains these on its balance sheet as current liabilities. Interest on these balances is accruing at a rate of approximately $10,000 per quarter as of June 30, 2005. The Company is continuing in its efforts to resolve these obligations and others through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will have a material adverse affect on the ability of the Company to operate properly in the future. As shown in the consolidated financial statements, the Company has incurred cumulative losses of approximately $5,900,000 during its development stage.

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

Item 2.  Management Discussion and Analysis and Plan of Operation
-----------------------------------------------------------------

All statements contained herein that are not historical facts, including but not limited to, statements regarding the anticipated future capital requirements and future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: amount of revenues earned by the Company's operations; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; general business and economic conditions; and other risk factors described in the Company's reports filed from time to time with the Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Results of Operations
---------------------

Three  Months Ended June 30, 2005 versus Three Months Ended  June
30, 2004.

We had no revenues for the three months ended June 30, 2005 and 2004. There is no assurance that we will any have revenues in fiscal 2005. As we had no revenues in this quarter, we had no cost of revenues for the quarters.

Operating expenses for the three months ended June 30, 2005 were $216,415 compared to $47,496 for the three months ended June 30, 2004. Other income for the three months ended June 30, 2005 was $0 as compared to other income of $52,122 for three months ended June 30, 2004. Interest expense was $18,995 for three months ended June 30, 2005 versus $18,420 for the three months ended June 30, 2004.

The  Company's net loss for the three months ended June 30,  2005 was $235,410, as compared to a loss of $13,794 for the three months ended June 30, 2004.


Six  Months Ended June 30, 2005 versus Six Months Ended June  30,
2004.

We had no revenues for the six months ended June 30, 2005 and 2004. There is no assurance that we will any have revenues in fiscal 2005. As we had no revenues in this period, we had no cost of revenues for this period.

Operating expenses for the six months ended June 30, 2005 were $407,614 compared to $223,051 for the six months ended June 30, 2004. Other income for the six months ended June 30, 2005 was $1,390 as compared to other income of $54,244 for the six months ended June 30, 2004. Interest expense was $19,449 for six months ended June 30, 2005 versus $114,228 for the six months ended June 30, 2004.

The Company's net loss for the six months ended June 30, 2005 was $425,623, as compared to a loss of $283,035 for the six months ended June 30, 2004.

Liquidity and Capital Resources
-------------------------------

On June 30, 2005, the Company had a working capital deficit of approximately $1,682,000. Since its inception, the Company has continued to sustain losses. The Company's operations since inception have been funded by the sale of common and preferred stock, and proceeds from both secured and unsecured loans. These funds have been used for working capital and capital expenditures and other corporate purchases. The Company has had losses of approximately $5,900,000 since inception. The Company is seeking financing through equity financing. There can be no assurance that the Company will be able to obtain funding at terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

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


PART II - OTHER INFORMATION
---------------------------


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

On May 3, 2005, we received a letter from Pedro Fenando Arizpe Carreon, a shareholder of Grupo Industrial NKS, S.A. DE C.V. ("NKS"), addressed to Montague Securities International, Ltd., the escrow agent for the transaction by which we acquired 75% of the outstanding shares of capital stock of NKS. Mr. Carreon alleged that we had breached the Purchase Agreement. We have denied any breach of the purchase agreement and have advised Mr. Carreon in writing of this fact. On August 8, 2005, Normexsteel filed a civil complaint, in Broward County, Florida, against Mr.

Carreon and Grupo Industrial NKS alleging breach of contract and tortuous interference with a business relationship and requested the court to order temporary and permanent injunctive relief, declaratory judgement and monetary damages for the alleged interferences.


Item 2.  Unregistered Sales of Equity and Use of Proceeds
---------------------------------------------------------

On September 10, 2004, the holders of a majority of the Company' outstanding voting shares executed a written consent amending the Company's Articles of incorporation to increase the total number of authorized shares of the Company's Common Stock from 500,000,000 to 1,000,000,000.

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

Item 3.  Defaults Upon Senior Securities
----------------------------------------
         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
         Not applicable


Item 5.   Subsequent Events
---------------------------

The Company has signed a letter of intent with Global Steel Holdings ("GSH"), an Indian company with globally diverse steel interests. The letter of intent has been extended to August 31, 2005, as noted in the most recent press release. GSH intends to purchase 50% of NorMexSteel's shares in Grupo NKS and in turn provide a line of credit totaling $60 million to settle debt and provide working capital for the facility.

At the end of July 2005, the Company utilized the funding note provided by Tropical Ventures/Cazador Enterprises to borrow
$155,000 for working capital.


Item 6.    Exhibits
--------------------

     31.  Rule 13a-14(a)/15d-14(a) Certifications pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
     32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           SIGNATURES

NorMexSteel Inc.


By /s/James Wolff
----------------------
James Wolff, President

Date: August 22, 2005