Form 10QSB
period 2005-09-30
NorMexSteel, Inc.
filed 2005-11-22
CIK 1085115

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549

                         FORM 10-QSB

[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
               Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2005
                      ----------------
              Commission File Number: 000-25947

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price
November 17, 2005 was approximately $724,000,000.

As of November18, 2005 the issuer had approximately 280,941,000 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transition Small Business Disclosure Format (check one):

               YES [ ]             NO [X]

                          NorMexSteel, Inc.

                      Form 10-QSB Index

                                                                           Page

Part I:   Financial Information

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheet - September 30, 2005      1

             Condensed Consolidated Statements of Operations -
             Three months ended September 30, 2005 and 2004                 2

             Condensed Consolidated Statements of Operations -
             Nine months ended September 30, 2005 and 2004                  3

             Condensed Consolidated Statements of Cash Flows -
             Nine months ended September 30, 2005 and 2004                  4

             Notes to Financial Statements                                  6

   Item 2.   Management's Discussion and Analysis or Plan of Operation     12

   Item 3.   Control and Procedures                                        14

Part II:     Other Information

   Item 1.   Legal Proceedings                                             14

   Item 2.   Change in Securities                                          15

   Item 3.   Defaults Upon Senior Securities                               15

   Item 4.   Submission of Matters to a Vote of Security Holders           15

   Item 5.   Other Information                                             15

   Item 6.   Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                 16

                 PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements
                        NorMexSteel, Inc.
                  (A Development Stage Company)
              Condensed Consolidated Balance Sheet
                           (Unaudited)
                       September 30, 2005

                           Assets
                           ------

    Current assets:
         Cash                                                $    10,462
                                                             -----------
                   Total current assets


    Property and equipment, net                                    2,996
                                                             -----------

                   Total assets                              $    13,458
                                                             ===========

               Liabilities and Stockholders' Deficiency
               ----------------------------------------

    Current liabilities:
         Accounts payable                                   $    184,828
         Accrued liabilities  (note 6)                         1,116,522
         Due to related parties (note 5)                         269,554
         Note payable - related party (note 8)                   155,000
         Notes payable (note 7)                                  226,466
                                                             -----------

                   Total current liabilities                   1,952,370

    Stockholders' deficiency:
         Preferred stock (note 4)                                 42,470
         Common stock (note 4)                                 4,673,783
         Deferred compensation                                  (433,333)
         Accumulated deficit                                  (6,221,832)
                                                             -----------
                   Total stockholders' deficiency             (1,938,912)

                   Total liabilities and stockholders'
                   deficiency                               $     13,458
                                                            ============






See accompanying notes to the condensed consolidated financial statements

                        NorMexSteel, Inc.
                  (A Development Stage Company)
         Condensed Consolidated Statements of Operations
                           (Unaudited)

                                                Three          Three
                                                Months         Months
                                                Ended          Ended
                                             September 30,   September 30,
                                                 2005            2004
                                             -------------   -------------

Gross Revenues                                $        -      $        -
Cost of Sales                                          -               -
                                              ----------      ----------
    Net revenue                                        -               -


Operating Expenses                               299,897          52,086
                                              ----------      ----------
Loss from Operations                            (299,897)        (52,086)

Other Income (Expenses):
    Other income                                      85           2,122
    Interest expense                              (9,910)         (8,846)
                                              ----------      ----------

              Total other income (expense)        (9,825)         (6,724)
                                              ----------      ----------

              Net loss                        $ (309,722)     $  (58,810)
                                              ==========      ==========
Loss Per Common Share:
    Basic and diluted                         $    (0.00)     $    (0.02)
                                              ==========      ==========
Weighted Average Common Shares
Outstanding:
    Basic and diluted                        280,951,811       2,723,806
                                             ===========       =========



See accompanying notes to the condensed consolidated financial statements.

                        NorMexSteel, Inc.
                  (A Development Stage Company)
         Condensed Consolidated Statements of Operations
                           (Unaudited)


                                                                          Cumulative for
                                            Nine             Nine        the period from
                                             Months          Months       March 23,1999
                                            Ended            Ended       (inception) to
                                         September 30,    September 30,   September 30,
                                            2005             2004            2005
                                         -------------    -------------  ---------------

Gross Revenues                            $         -     $         -     $    45,744
Cost of Sales                                       -               -             264
                                          -----------     -----------     -----------
     Net revenue                                    -               -          45,480

Operating Expenses                            707,512         275,136       5,457,457
                                          -----------     -----------     -----------

Loss from Operations                         (707,512)       (275,136)     (5,411,677)

Other Income (Expenses):
   Other income                                 1,475          56,366         219,657
   Interest expense                           (29,359)       (123,074)       (489,485)
   Impairment of assets                             -               -        (315,027)
   Provision for loss on non-cancelable
     lease                                          -               -        (225,000)
                                          -----------     -----------     -----------

         Total other income (expense)         (27,884)        (66,708)       (809,855)
                                          -----------     -----------     -----------

         Net loss                         $  (735,396)    $  (341,844)    $(6,221,832)
                                          ===========     ===========     ===========
Loss Per Common Share:
   Basic and diluted                      $     (0.00)    $     (0.09)
                                          ===========     ===========
Weighted Average Common Shares
Outstanding:
   Basic and diluted                      220,300,097       4,044,122
                                          ===========       =========






See accompanying notes to the condensed consolidated financial statements

                        NorMexSteel, Inc.
          And Subsidiary (A Development Stage Company)
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                                       Cumulative for
                                                          Nine            Nine         the period from
                                                          Months          Months       March 23, 1999
                                                           Ended           Ended       (inception) to
                                                       September 30,   September 30,   September 30,
                                                           2005            2004            2005
                                                        -----------     -----------     ------------
Cash flows from operating activities
 Net loss                                               $  (735,396)    $  (341,844)    $ (6,221,832)
   Adjustments to reconcile net loss to net cash
    used in operating activities

    Forgiveness of related party note payable                     -               -          (59,088)
    Depreciation and amortization                             1,009           1,704          295,473
    Loss on impairment of assets                                  -               -          315,027
    Provision for loss on non-cancelable leases                   -               -          225,000
    Bad debt expense                                              -               -           42,000
    Intrinsic value of stock options                              -               -          500,000
    Common stock issued for services                        150,000               -        2,222,072
    Amortization of deferred compensation                         -               -                -
Increase(decrease) in cash caused by changes in:
    Other current assets                                        171            (171)               -
    Other assets                                                  -          80,000                -
    Accounts payable                                           (733)         (8,644)         184,828
    Accrued liabilities                                     351,904         150,980        1,119,078
    Due to related parties                                   84,378         (48,866)         528,642
                                                        -----------     -----------     ------------

Net cash used in operating activities                      (148,667)       (166,841)        (848,800)
                                                        -----------     -----------     ------------

Cash flows from investing activities:
 Acquisition of property and equipment                       (2,200)         (9,359)        (279,199)
                                                        -----------     -----------     ------------

              Net cash used in investing activities          (2,200)         (9,359)        (279,199)


Cash flows from financing activities
    Repayment of note payable to related party                    -               -         (200,000)
    Proceeds from issuance of preferred stock                     -               -           49,000
    Proceeds from issuance of capital stock                       -         160,174        1,056,348
    Due to related parties                                        -           2,247         (399,353)
    Issuance of note receivable                                   -               -          (42,000)
    Payment for preferred stock                                                   -          (32,000)
    Repayment/proceeds of notes payable                     155,000               -          706,466
                                                        -----------     -----------     ------------

              Net cash provided by financing activities     155,000         153,062        1,118,461
                                                        -----------     -----------     ------------

                   Net increase (decrease) in cash      $     4,133     $   (13,779)    $     10,462

Cash at beginning of period                                   6,329          27,648                0
                                                        -----------     -----------     ------------

Cash at end of period                                   $    10,462     $    13,869     $     10,462
                                                        ===========     ===========     ============


See accompanying notes to the condensed consolidated financial statements.

                        NorMexSteel, Inc.
                  (A Development Stage Company)
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                                     Cumulative for
                                                        Nine            Nine         the period from
                                                       Months          Months         March 23, 1999
                                                        Ended           Ended         (inception) to
                                                      September 30,   September 30,    September 30,
                                                         2005            2004             2005
                                                      -----------     -----------     ------------

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                              $         -     $         -     $     33,495
                                                      ===========     ===========     ============
Non-Cash Activity:
  Purchase of intangible assets from related party    $         -     $         -     $    399,353
  Reduction of capital lease obligation upon          ===========     ===========     ============
  abandonment of assets                               $         -     $         -     $     65,006
                                                      ===========     ===========     ============
Satisfaction of notes payable and accrued interest
  by third party                                      $         -     $         -     $    487,500
                                                      ===========     ===========     ============









 See accompanying notes to the condensed consolidated financial statements.

                        NorMexSteel, Inc.
                  (A Development Stage Company)
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

 (1)    Basis of Financial Statement Presentation and Going Concern

   Basis of Financial Presentation

       The accompanying unaudited condensed consolidated financial statements as of September 30, 2005 and for the cumulative period from March 23, 1999 (Inception) to September 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed consolidated financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of NorMexSteel, Inc.'s ("the Company") financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's financial statements.

       The results of operations for the interim period ended September 30, 2005 is not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2004 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.


   Going Concern

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its past financial difficulties, the Company has accumulated debt, including judgments and accrued interest, of approximately $ 1,950,000 relating to its current and former lines of business and maintains these on its balance sheet as current liabilities. Interest on these balances is accruing at a rate of approximately $10,000 per quarter as of September 30, 2005. The Company is continuing in its efforts to resolve these obligations and others through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will raise substantial doubt as to its ability to continue as a going concern. As shown in the condensed consolidated financial statements, the Company has incurred cumulative losses of approximately $ 6,200,000 during its development stage.

      The  Company's continuation as a going concern is uncertain
      and   dependent  upon  obtaining  additional   sources   of
      financing and achieving future profitable operations, the outcome of which cannot be predicted at this time.

      As a result of the recent acquisition of Grupo Industrial N.K.S.,S.A, de CV ("NKS") as described in note 3, the Company's primary focus is operating the steel foundry business in Mexico and looking for other complementary businesses in Mexico, in support of the steel foundry operations.

      The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

   Basis of Consolidation

The Company does not consolidate the financial position or the statement of operations of its NKS subsidiary per guidance provided by FAS 94. FAS 94, paragraph 2, precludes companies from consolidating any majority owned subsidiaries "where control is likely to be temporary, or where it does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy)". NKS is in default of many financial obligations, including bank loans, governmental bodies, vendors, former employees and labor unions. Principals with the Company are working diligently with a potential partner to provide funding to satisfy these obligations and provide working capital necessary to restart the foundry. Until such point as the funding is completed and the financial obligations are satisfied, management of the Company is unable to take possession of the assets. Given this position, the Company does not yet have control of the subsidiary and, therefore, does not consolidate the results of NKS into its financial statements.

                        NorMexSteel, Inc.
                  (A Development Stage Company)
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

(2)Summary of Significant Accounting Policies


   The accounting policies of the Company are in accordance with U.S. GAAP and their basis of application is consistent with that of the previous year.

   Recent Accounting Pronouncements

   In December 2004, the Financial Accounting Standard Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R will be effective January 1, 2006 for the Company and may be adopted using a modified prospective method or a modified retrospective method. The Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance. Depending upon the extent to which the Company implements share-based compensation plans. Adoption of this statement could have a material impact on the Company's future consolidated financial statements.

   In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets - an amendment of the Accounting Principles Board (APB) Opinion No. 29" (Statement 153). This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

   In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

                        NorMexSteel, Inc.
                  (A Development Stage Company)
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

(2)Summary of Significant Accounting Policies (cont'd)

   In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. The adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

   In January 2003, the Financial Accounting Standards Board ("SFAS") issued SFAS Interpretation No. 46 "Consolidation of Variable Interest Entities", an interpretation of ARAB No. 51 ("FIN 46"). The SFAS issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (A) lack direct or indirect ability to make decisions about the entity, (B) are not obligated to absorb expected losses of the entity or (C) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first or annual period ending after March 15, 2004. The adoption of FIN 46 is not expected to have a material impact on the financial position or results of operations of the Company.

                        NorMexSteel, Inc.
                  (A Development Stage Company)
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

(3)   Acquisition of Grupo Industrial N.K.S., S.A., de CV

   As of March 15, 2005, the Company has completed a transaction resulting in the acquisition of 75% of all issued and outstanding shares of NKS. The Company and stockholders of NKS have mutually agreed that the Company will acquire 75% of all the shares of NKS in exchange for 250,000,000 of the Company's common restricted shares. NKS, a Mexican corporation, is the owner of a steel mill foundry and other assets in Lazaro Cardenas, Mexico. In addition, the Company issued 30 million shares of common stock to an unrelated party as a finder's fee. No value has been attributed to the finder fee.

   The Company does not consolidate the financial position or the statement of operations of its NKS subsidiary per guidance provided by FAS 94. FAS 94, paragraph 2, precludes companies from consolidating any majority owned subsidiaries "where control is likely to be temporary, or where it does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy)". NKS is in default of many financial obligations, including bank loans, governmental bodies, vendors, former employees and labor unions. Principals with the Company are working diligently with a potential partner to provide funding to satisfy these obligations and provide working capital necessary to restart the foundry. Until such point as the funding is completed and the financial obligations are satisfied, management of the Company is unable to take possession of the assets. Given this position, the Company does not yet have control of the subsidiary and, therefore, does not consolidate the results of NKS into its financial statements.

(4)Capital Stock

   (a) Common Stock
         Authorized

            1,000,000,000 shares               September 30, 2005
        Issued and outstanding                 ------------------
            280,941,000 shares of common stock   $    4,673,783
                                               ------------------

   During 2004 , the Company entered into an agreement with the CFO whereby 200,000 common shares were granted for consulting services at the inception of the agreement. The CFO is entitled to a further 100,000 common shares at the end of the second year of the term of this agreement and a further 100,000 common shares at the end of the third year of the term of this agreement. For the three and nine months ended September 30, 2005, $50,000 and $150,000 of which has been charged as compensation expense included in Operating Expenses in the accompanying condensed consolidated statements of operations.

   On  September  29, 2005 the Company's Board approved  a  1:500 forward split after completing a 500:1 reverse stock split  on
   September  9,  2005  as  approved  by  the  majority  of   the
   shareholders.

                        NorMexSteel, Inc.
                         And Subsidiary
                  (A Development Stage Company)
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

(4)  Capital Stock (cont'd)

   (b) Preferred Stock
        Authorized
         150,000,000                                     September 30, 2005
        Issued and outstanding                           ------------------

           Series 2001 - 22,100 shares of preferred stock       $    42,470

           Series 2001A -27,488,000 shares of preferred stock             -

           Series 2001B -30,000,000 shares of preferred stock             -
                                                                -----------
           Total 57,510,100 shares of preferred stock           $    42,470
                                                                -----------

(5)Related Party Transactions

   The president, current and former principal stockholders, and certain employees from time to time made advances or loans to the Company. The advances and loans have been made for financing and working capital purposes. At September 30, 2005, the total of such advances and loans, including accrued interest, was $269,554.

   The Company entered into an unsecured funding agreement with Tropical Ventures/Cazador Enterprises, a shareholder of the Company, whereby Tropical will lend the Company funds under the following terms; interest on outstanding amounts of 10%
   per annum payable to Cazador Enterprises, a 10% funding fee paid to Tropical Ventures on any drawdown, and no fixed repayment terms. As of September 30, 2005, the Company had borrowed $155,000 less fees of $20,000 provided through this agreement.

(6)Accrued Liabilities

   Accrued expenses at September 30, 2005 consisted of the following:


                                                        2005
                                                        ----

                Accrued lease obligations         $      395,996
                Accrued interest                         144,608
                Accrued professional fees                235,918
                Accrued salaries                         340,000
                                                  --------------

                                                  $    1,116,522
                                                  ==============

(7)         Notes Payable

   The notes payable bear interest at rates that range between 9 and 12 percent per annum and are due on demand.

                        NorMexSteel, Inc.
                  (A Development Stage Company)
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

(8) Notes Payable - Related Party


   The related party notes payable bears an interest rate of 10 percent per annum and has no fixed terms of repayment.

(9) Stock Options

   During  2004,  the  Company established a  stock  option  plan under which options to purchase shares of common stock may  be
   granted    to   employees,   directors,   officers,    agents,
   consultants and independent contractors.

   During November 2004, the Company granted 1,000,000 stock options to the Company's Chief Financial Officer. The options have an exercise price of $1.00, vest immediately, and have a term of three years. At the grant date, these options had an intrinsic value of $500,000. These options remain outstanding at September 30, 2005, are fully exercisable, and have a remaining term of 26 months.


(10) Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109
   prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

   Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and
   b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

   For the nine month period ended September 30, 2005, the Company had approximately $5,700,000 net operating loss carry forwards for income tax reporting purposes, which can be utilized to decrease the current year's income taxes. No tax benefit was reported in the current period because the
   Company believed that there was a 50% or greater chance the carryforwards would expire unused. Accordingly, the potential benefit of the loss carryforwards were offset by a valuation allowance.

11)  Commitments and Contingencies

   Several creditors have taken legal action against the Company due to defaulted debt and lease obligations. The judgments total approximately $378,000. These amounts are included in accrued liabilities as at September 30, 2005.

                        NorMexSteel, Inc.
                  (A Development Stage Company)
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

(12) Subsequent Transactions

   The Company has signed a letter of intent with Global Steel Holdings Ltd. ("GSH"), an Indian company with globally diverse steel interests. The Company is still negotiating with GSH to finalize the letter of intent.
   GSH intends to purchase 50% of NorMexSteel's shares in NKS and in turn provide a line of credit totaling $30 million to settle debt and provide working capital for the facility.

   On September 5, 2005, the Company signed a letter of intent with Jamieson Enterprises Inc. ("JEI"), a builder of arenas in North America to acquire 25% of each of ten facilities. The Company is concluding its due diligence in support of the acquisition and to consummate the transaction for which JEI is to provide all the financing and selling of up to 75% of the equity in each of the facilities for consideration of 100 million shares of the Company's common stock.

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

Results of Operations
---------------------

Three  Months Ended September 30, 2005 versus Three Months  Ended
September 30, 2004.

We had no revenues for the three months ended September 30, 2005 and 2004. There is no assurance that we will any have revenues in fiscal 2005. As we had no sales in this quarter, we had no cost of sales for the quarters.

Operating expenses for the three months ended September 30, 2005 were $ 299,897 compared to $ 52,086 for the three months ended September 30, 2004. Other income for the three months ended
September 30, 2005 was $ 85 as compared to other income of $ 2,122 for three months ended September 30, 2004. Interest expense was $ 9,910 for three months ended September 30, 2005 versus $ 8,846 for the three months ended September 30, 2004.

The Company's net loss for the three months ended September 30, 2005 was $ 309,722 as compared to a loss of $ 58,809 for the three months ended September 30, 2004.

Nine  Months  Ended September 30, 2005 versus Nine  Months  Ended
September 30, 2004.

We  had  no revenues for the six months ended September 30,  2005 and 2004. There is no assurance that we will any have revenues in fiscal 2005. As we had no sales in this period, we had no cost of sales for this period.

Operating expenses for the nine months ended September 30, 2005 were $ 707,512 compared to $ 275,136 for the nine months ended September 30, 2004. Other income for the nine months ended September 30, 2005 was $ 1,475 as compared to other income of $ 56,366 for the nine months ended September 30, 2004. Interest expense was $ 29,359 for nine months ended September 30, 2005 versus $123,074 for the six months ended September 30, 2004.

The Company's net loss for the nine months ended September 30, 2005 was $ 735,396 as compared to a loss of $ 341,844 for the nine months ended September 30, 2004.

Liquidity and Capital Resources
-------------------------------

On September 30, 2005, the Company had a working capital deficit of approximately $ 1,950,000. Since its inception, the Company has continued to sustain losses. The Company's operations since inception have been funded by the sale of common and preferred stock, and proceeds from both secured and unsecured loans. These funds have been used for working capital and capital expenditures and other corporate purchases. The Company has had losses of approximately $ 6,200,000 since inception. The Company is seeking financing through equity financing. There can be no assurance that the Company will be able to obtain funding at terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

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

On May 3, 2004, we received a letter from Pedro Fenando Arizpe Carreon, a shareholder of Grupo Industrial NKS, S.A. DE C.V. ("NKS"), addressed to Montague Securities International, Ltd., the escrow agent for the transaction by which we acquired 75% of the outstanding shares of capital stock of NKS. Mr. Carreon alleged that we had breached the Purchase Agreement. We have denied any breach of the purchase agreement and have advised Mr. Carreon in writing of this fact. On August 8, 2005, Normexsteel filed a civil complaint, in Broward County, Florida, against Mr. Carreon and Grupo Industrial NKS alleging breach of contract and tortuous interference with a business relationship and requested the court to order temporary and permanent injunctive relief, declaratory judgment and monetary damages for the alleged interferences.

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

On  September  29,  2005  the Company's Board  approved  a  1:500 forward  split  after completing a 500:1 reverse stock  split  on
September   9,   2005  as  approved  by  the  majority   of   the
shareholders.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

                Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

                Not applicable

Item 5.   Subsequent Events
---------------------------

The Company has signed a letter of intent with Global Steel Holdings ("GSH"), an Indian company with globally diverse steel interests. The letter of intent has been extended to August 31, 2005, as noted in the most recent press release. As of November 17, 2005, the parties are still negotiating the agreement. GSH intends to purchase 50% of NorMexSteel's shares in Grupo NKS and in turn provide a line of credit totaling $60 million to settle debt and provide working capital for the facility.

The Company executed an agreement with a principal shareholder to change the payment terms of a consulting agreement from a monthly fee to 10,000,000 shares of common stock. The effect of this transaction will be to eliminate a liability of $340,000 as of September 30, 2005 and to receive the services in the future with no cash obligations on the Company's part.

Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibits and Index of Exhibits

     31.  Rule 13a-14(a)/15d-14(a) Certifications pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
     32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (b)  Reports on Form 8-K.

          On September 28, 2005, the Company filed a current report on Form 8-K in connection with the resignation of Tedder, James, Worder & Associates, P.A. as the Registrant's Certifying Accountants, effective August 31, 2005.



                           SIGNATURES

NorMexSteel Inc.


By /s/James Wolff
  ------------------------
James Wolff, President

Date:  November 21, 2005