Form 10QSB/A
period 2005-09-30
NorMexSteel, Inc.
filed 2005-11-22
CIK 1085115

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549

                         FORM 10-QSB/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price
November 21, 2005 was approximately $724,000,000.

As of November 21, 2005 the issuer had approximately 280,941,000 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transition Small Business Disclosure Format (check one):

               YES [ ]             NO [X]

                          NorMexSteel, Inc.

                      Form 10-QSB Index

                                                                           Page

Part I:   Financial Information

   Item 1.   Financial Statements

             Condensed Balance Sheet - September 30, 2005                   1

             Condensed Statements of Operations -
             Three months ended September 30, 2005 and 2004                 2

             Condensed Statements of Operations -
             Nine months ended September 30, 2005 and 2004                  3

             Condensed Statements of Cash Flows -
             Nine months ended September 30, 2005 and 2004                  4

             Notes to Financial Statements                                  6

   Item 2.   Management's Discussion and Analysis or Plan of Operation     12

   Item 3.   Control and Procedures                                        14

Part II:     Other Information

   Item 1.   Legal Proceedings                                             14

   Item 2.   Change in Securities                                          15

   Item 3.   Defaults Upon Senior Securities                               15

   Item 4.   Submission of Matters to a Vote of Security Holders           15

   Item 5.   Other Information                                             15

   Item 6.   Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                 16

                 PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements
                        NorMexSteel, Inc.
                  (A Development Stage Company)
                    Condensed Balance Sheet
                           (Unaudited)
                       September 30, 2005

                           Assets
                           ------

    Current assets:
         Cash                                                $    10,462
                                                             -----------
                   Total current assets                      $    10,462


    Property and equipment, net                                    2,996
                                                             -----------

                   Total assets                              $    13,458
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
                                                            ============






See accompanying notes to the condensed financial statements

                        NorMexSteel, Inc.
                  (A Development Stage Company)
               Condensed Statements of Operations
                           (Unaudited)

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
                                             ===========       =========



See accompanying notes to the condensed financial statements.

                        NorMexSteel, Inc.
                  (A Development Stage Company)
              Condensed Statements of Operations
                           (Unaudited)


                                                                          Cumulative for
                                            Nine             Nine        the period from
                                             Months          Months       March 23,1999
                                            Ended            Ended       (inception) to
                                         September 30,    September 30,   September 30,
                                            2005             2004            2005
                                         -------------    -------------  ---------------

Gross Revenues                            $         -     $         -     $    45,744
Cost of Sales                                       -               -             264
                                          -----------     -----------     -----------
     Net revenue                                    -               -          45,480

Operating Expenses                            707,512         275,136       5,457,457
                                          -----------     -----------     -----------

Loss from Operations                         (707,512)       (275,136)     (5,411,977)

Other Income (Expenses):
   Other income                                 1,475          56,366         219,657
   Interest expense                           (29,359)       (123,074)       (489,485)
   Impairment of assets                             -               -        (315,027)
   Provision for loss on non-cancelable
     lease                                          -               -        (225,000)
                                          -----------     -----------     -----------

         Total other income (expense)         (27,884)        (66,708)       (809,855)
                                          -----------     -----------     -----------

         Net loss                         $  (735,396)    $  (341,844)    $(6,221,832)
                                          ===========     ===========     ===========
Loss Per Common Share:
   Basic and diluted                      $     (0.00)    $     (0.09)
                                          ===========     ===========
Weighted Average Common Shares
Outstanding:
   Basic and diluted                      220,300,097       4,044,122
                                          ===========       =========






See accompanying notes to the condensed financial statements

                        NorMexSteel, Inc.
          And Subsidiary (A Development Stage Company)
              Condensed Statements of Cash Flows
                           (Unaudited)

                                                                                       Cumulative for
                                                          Nine            Nine         the period from
                                                          Months          Months       March 23, 1999
                                                           Ended           Ended       (inception) to
                                                       September 30,   September 30,   September 30,
                                                           2005            2004            2005
                                                        -----------     -----------     ------------
Cash flows from operating activities
 Net loss                                               $  (735,396)    $  (341,844)    $ (6,221,832)
   Adjustments to reconcile net loss to net cash
    used in operating activities

    Forgiveness of related party note payable                     -               -          (59,088)
    Depreciation and amortization                             1,009           1,704          295,473
    Loss on impairment of assets                                  -               -          315,027
    Provision for loss on non-cancelable leases                   -               -          225,000
    Bad debt expense                                              -               -           42,000
    Intrinsic value of stock options                              -               -          500,000
    Common stock issued for services                        150,000               -        2,222,072
    Amortization of deferred compensation                         -               -                -
Increase(decrease) in cash caused by changes in:
    Other current assets                                        171            (171)               -
    Other assets                                                  -          80,000                -
    Accounts payable                                           (733)         (8,644)         184,828
    Accrued liabilities                                     351,904         150,980        1,119,078
    Due to related parties                                   84,378         (48,866)         528,642
                                                        -----------     -----------     ------------

Net cash used in operating activities                      (148,667)       (166,841)        (848,800)
                                                        -----------     -----------     ------------

Cash flows from investing activities:
 Acquisition of property and equipment                       (2,200)         (9,359)        (279,199)
                                                        -----------     -----------     ------------

              Net cash used in investing activities          (2,200)         (9,359)        (279,199)


Cash flows from financing activities
    Repayment of note payable to related party                    -               -         (200,000)
    Proceeds from issuance of preferred stock                     -               -           49,000
    Proceeds from issuance of capital stock                       -         160,174        1,056,348
    Due to related parties                                        -           2,247         (399,353)
    Issuance of note receivable                                   -               -          (42,000)
    Payment for preferred stock                                                   -          (32,000)
    Repayment/proceeds of notes payable                     155,000               -          706,466
                                                        -----------     -----------     ------------

              Net cash provided by financing activities     155,000         162,421        1,138,461
                                                        -----------     -----------     ------------

                   Net increase (decrease) in cash      $     4,133     $   (13,779)    $     10,462

Cash at beginning of period                                   6,329          27,648                0
                                                        -----------     -----------     ------------

Cash at end of period                                   $    10,462     $    13,869     $     10,462
                                                        ===========     ===========     ============


See accompanying notes to the condensed financial statements.

                        NorMexSteel, Inc.
                  (A Development Stage Company)
               Condensed Statements of Cash Flows
                           (Unaudited)

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
                                                      ===========     ===========     ============









 See accompanying notes to the condensed financial statements.

                        NorMexSteel, Inc.
                  (A Development Stage Company)
            Notes to Condensed Financial Statements
                           (Unaudited)

 (1)    Basis of Financial Statement Presentation and Going Concern

   Basis of Financial Presentation

       The accompanying unaudited condensed financial statements of NorMexSteel, Inc. (the "Company") as of September 30, 2005 and for the cumulative period from March 23, 1999 (Inception) to September 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash  flows  for  the  periods  presented.
 These  results  have   been  determined  on  the  basis of
 accounting principles generally accepted in the United States of America and applied consistently with those
 used  in   the   preparation  of  the  Company's financial
 statements.

       The results of operations for the interim period ended September 30, 2005 is not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2004 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.


   Going Concern

      The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its past financial difficulties, the Company has accumulated debt, including judgments and accrued interest, of approximately $ 1,950,000 relating to its current and former lines of business and maintains these on its balance sheet as current liabilities. Interest on these balances is accruing at a rate of approximately $10,000 per quarter as of September 30, 2005. The Company is continuing in its efforts to resolve these obligations and others through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will raise substantial doubt as to its ability to continue as a going concern. As shown in the condensed financial statements, the Company has incurred cumulative losses of approximately $ 6,200,000 during its development stage.

      The  Company's continuation as a going concern is uncertain
      and   dependent  upon  obtaining  additional   sources   of
      financing and achieving future profitable operations, the outcome of which cannot be predicted at this time.

      As a result of the recent acquisition of Grupo Industrial N.K.S.,S.A, de CV ("NKS"), as described in note 3, the Company's primary focus is operating the steel foundry business in Mexico and looking for other complementary businesses in Mexico, in support of the steel foundry operations.

      The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

   Basis of Consolidation

      The Company does not consolidate the financial position or the statement of operations of its NKS subsidiary per guidance provided by FAS 94. FAS 94, paragraph 4, precludes companies from consolidating any majority owned subsidiaries "where control is likely to be temporary, or where it does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy)". NKS is in default of many financial obligations, including bank loans, governmental bodies, vendors, former employees and labor unions. Principals with the Company are working diligently with a potential partner to provide funding to satisfy these obligations and provide working capital necessary to restart the foundry. Until such point as the funding is completed and the financial obligations are satisfied, management of the Company is unable to take possession of the assets. Given this position, the Company does not yet have control of the subsidiary and, therefore, does not consolidate the results of NKS into its financial statements.

                        NorMexSteel, Inc.
                  (A Development Stage Company)
             Notes to Condensed Financial Statements
                           (Unaudited)

(2)Summary of Significant Accounting Policies


   The accounting policies of the Company are in accordance with U.S. GAAP and their basis of application is consistent with that of the previous year.

   Recent Accounting Pronouncements

   In December 2004, the Financial Accounting Standard Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R will be effective January 1, 2006 for the Company and may be adopted using a modified prospective method or a modified retrospective method. The Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance. Depending upon the extent to which the Company implements share-based compensation plans, adoption of this statement could have a material impact on the Company's future financial position or results of operations.

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

                        NorMexSteel, Inc.
                  (A Development Stage Company)
            Notes to Condensed Financial Statements
                           (Unaudited)

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

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

                        NorMexSteel, Inc.
                  (A Development Stage Company)
             Notes to Condensed Financial Statements
                           (Unaudited)

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

   The  Company  does not consolidate the financial  position  or
   the   statement  of  operations  of  its  NKS  subsidiary,  as
   discussed in note 1.


(4)Capital Stock

   (a) Common Stock
         Authorized

            1,000,000,000 shares               September 30, 2005
        Issued and outstanding                 ------------------
            280,941,000 shares of common stock   $    4,673,783
                                               ------------------

   During 2004 , the Company entered into an agreement with the CFO whereby 200,000 common shares were granted for consulting services at the inception of the agreement. The CFO is entitled to a further 100,000 common shares at the end of the second year of the term of the agreement and a further 100,000 common shares at the end of the third year of the term of the agreement. For the three and nine months ended September 30, 2005, $50,000 and $150,000 has been charged as compensation expense included in Operating Expenses in the
   accompanying   condensed    statements of operations.


   On  September  29, 2005 the Company's Board approved  a  1:500 forward split after completing a 500:1 reverse stock split  on
   September  9,  2005  as  approved  by  the  majority  of   the
   shareholders.

                        NorMexSteel, Inc.
                         And Subsidiary
                  (A Development Stage Company)
            Notes to Condensed Financial Statements
                           (Unaudited)

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

   The Company entered into an unsecured funding agreement with Tropical Ventures/Cazador Enterprises, a shareholder of the Company, whereby Tropical will lend the Company funds under the following terms: interest on outstanding amounts of 10%
   per annum payable to Cazador Enterprises, a 10% funding fee paid to Tropical Ventures on any drawdown, and no fixed repayment terms. As of September 30, 2005, the Company had borrowed $155,000 less fees of $20,000 provided through this agreement.

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

                        NorMexSteel, Inc.
                  (A Development Stage Company)
            Notes to Condensed Financial Statements
                           (Unaudited)

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

                        NorMexSteel, Inc.
                  (A Development Stage Company)
             Notes to Condensed Financial Statements
                           (Unaudited)

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

The Company's net loss for the three months ended September 30, 2005 was $ 309,722 as compared to a loss of $ 58,810 for the three months ended September 30, 2004.

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

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standard Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R will be effective January 1, 2006 for the Company and may be adopted using a modified prospective method or a modified retrospective method. The Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance. Depending upon the extent to which the Company implements share-based compensation plans, adoption of this statement could have a material impact on the Company's future financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.



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

Date:  November 22, 2005