Form 10KSB
period 2005-12-31
NorMexSteel, Inc.
filed 2006-11-16
CIK 1085115

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-KSB


[X]  Annual report under Section 13 or 15(d) of the Securities

     Exchange Act of 1934

     For the fiscal year ended December 31, 2005
                              -------------------

     Commission File Number: 000-25947
                            -----------


                     BioChem Solutions, Inc.
           f/k/a North American Liability Group, Inc.
      ---------------------------------------------------
        (Name of Small Business Issuer in its Charter)




           Florida                                    65-0386286
--------------------------------                  -------------------
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                    Identification No.)


Bay & Deveax Streets Nassau, Bahamas                PO Box CR-5464
----------------------------------------            --------------
(Address of Principal Executive Offices)               (P.O. Box)


   (242) - 328-1110
---------------------------
(Issuer's Telephone Number)


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

The aggregate market value of the voting stock held by non-affiliates of the registrant was not determinable due to lack of trading.

As of November 13, 2006, the issuer had approximately 10,029,172 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

                       TABLE OF CONTENTS
                       -----------------


                                                           Page
                                                           ----

Part I
- ------

Item 1   Description of Business                            1

Item 2   Properties                                         3

Item 3   Legal Proceedings                                  3

Item 4   Submission of Matters to a Vote of
           Security Holders                                 3

Part II
-------

Item 5   Market for Company's Common Equity and Related
           Stockholder Matters                              4

Item 6   Management Discussion and Analysis                 5

Item 7   Financial Statements                               8

         Report of Independent Registered
           Certified Public Accounting Firm                 F-1

         Consolidated Balance Sheets                        F-2

         Consolidated Statements of Operations              F-3

         Consolidated Statements of Stockholders'
           Equity (Stockholders' Deficit)                   F-4

         Consolidated Statements of Cash Flows              F-6

         Notes to Consolidated Financial Statements         F-7

Item 8   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure           8

Part III
--------

Item 9   Directors, Executive Officers, Promoters, and
           Control Persons; Compliance with Section 16(a)
           of the Exchange Act                              9


Item 10  Executive Compensation                             10

Item 11  Security Ownership of Certain Beneficial
           Owners and Management                            10

Item 12  Certain Relations and Related Transactions         11

Item 13  Exhibits and Reports on Form 8-K                   12

Item 14  Principal Accountant Fees and Services             13

Signatures                                                  14

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


Item 1.  Description of Business
         -----------------------

Our History
-----------

     We were Incorporated in the State of Florida on November 13, 1992, under the name Innovative Technology Systems, Inc. On
January 12, 2000, we changed our name to Stanfield Educational Alternatives, Inc. (see "Stanfield" below). On November 18, 2003, we changed our name to North American Liability Group, Inc. (See "NALG" below). On April 19, 2005 we changed our name to NorMexSteel, Inc. (see "NorMexSteel" below). On June 20, 2006 we changed our name to BioChem Solutions, Inc.

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


NorMexSteel
Acquisition of Grupo Industrial N.K.S., S.A., de CV
---------------------------------------------------

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

The Company does not consolidate the financial position or the statement of operations of its NKS subsidiary.

On June 16, 2006, the Company announced that by Consent to Act in Lieu of a meeting of the shareholders, the majority of the shareholders of record voted and approved to unwind the share exchange with Grupo Industrial NKS SA de CV. The 250,000,000 shares issued to NKS shareholders will be voluntarily returned in exchange for the 75% of the NKS shares held by NorMexSteel and the 250,000,000 NorMexSteel shares will be cancelled and returned to treasury. In conjunction with this the shareholders approved to remove and replace the existing board of directors; to file amendments to the articles of Incorporation of the company that would effect a name change to BioChem Solutions Inc. and a reverse stock split of the Company's common stock of 1 for 10,000. Under the guideline of the regulatory and company act requirements the majority of shareholders agreed to the need and ratio of the reverse stock split and the majority agreed that the restructuring is in the best interest of the company. The net effect of the reverse stock split will reduce the Company's outstanding shares of common stock post split to 29,066 shares (no fractional shares will be issued). The stock split is effective as of June 30, 2006. Shareholders of record will be notified by the Company's transfer agent and may exchange their old shares of common stock for new shares of common stock post reverse.

On June 16, 2006, the Company entered into a contract to acquire an Exclusive Rights and a Master License providing all the rights in a patented biochemical, Trioxolane, and other patents held by the CKD Foundation, the CKD Foundation will appoint five new directors to the board of directors.

BioChem Solutions Inc. under the Master License from the patent holder, the CKD Foundation, will provide funding on a best efforts basis for the further development of the patents and applications and related products. BioChem Solutions Inc. expects to schedule the third stage Clinical trials for treatment HIV / AIDS.

Employees
---------

     As of December 31, 2005, we had one employee. This employee is considered full-time and is not represented by a union. We believe our relationship with our employee to be good. Our new subsidiary, NKS, has no current employees, but we intend to re-hire the full slate of former employees at such time that we have secured sufficient capital to recommence operations of the facility.

Item 2.  Properties
         ----------

     We currently have no office space. The management of the Company works out of their home offices and do not charge rent to the Company.


Item 3.  Legal Proceedings
         -----------------

     Due to our financial difficulties, we defaulted on a number of debt and lease obligations. We have several judgments totalling approximately $378,000 that were entered against us. We are currently trying to resolve these obligations through settlements. However, there is no assurance that we will be able to settle on terms favorable to us and if we are unable to do so, this will have a material adverse affect on our ability to operate properly in the future.

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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No items were submitted to a vote of security holders during the year ended December 31, 2005.

                         PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

     Our common stock is listed for trading on the Over-the-Counter Bulletin Board inter-dealer trading system. The Company's
trading symbol is     . We declared no dividends on our common
stock during the years ended December 31, 2005 and 2004, and we do not anticipate paying dividends in the future. The high and low closing inter-dealer sales prices for each quarter of the last two fiscal years are as follows:

                        2005                    2004
                   -------------          -----------------
                   High     Low           High         Low
                   ----     ----          ----         ----

       1st Qtr     3.00     2.15             -            -
       2nd Qtr     4.50     4.10             -            -
       3rd Qtr     0.39     0.29           7.50        1.60
       4th Qtr     5.00     1.75           5.25        0.30


From the first quarter of 2004 through the second quarter of 2004, there was no meaningful trading of the Company's common stock.

Number of Shareholders and Total Outstanding Shares
----------------------------------------------------

     As of November 13 2006, approximately 10,029,172 shares of our common stock were outstanding and, as far as we can determine, were held by approximately 38 holders of record of our common stock.

Dividends
----------

     We have not paid any cash dividends since our Inception and do not anticipate paying cash dividends in the foreseeable future.

Preferred Shares
----------------

     As of December 31, 2005, the Company had 30,000,000 shares of preferred stock outstanding. The preferred shares are convertible into a like number of shares of common stock.

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

Results of Operations
---------------------

Year Ended December 31, 2005 Compared to Year Ended December 31,
2004
----------------------------------------------------------------

     We had no revenues for the years ended December 31, 2005 and December 31, 2004. Our prior operations failed to generate any revenues and since merging with Nor-American, a newly formed company, we have also had no revenues. There is no assurance that we will have revenues in fiscal 2006.

     As we had no sales in either 2005 or 2004, we had no cost of sales for those fiscal years.

     Operating expenses for 2005 were $ 894,446 as compared to $1,197,092 for 2004, a decrease of $ 302,646 or 25%.
This decrease was due to the Company's reducing its efforts other than closing the Mexican steel transaction.

     Other expense for the year ended December 31, 2005 was $ 38,080 as compared to other Income of $15,921 for the year ended December 31, 2004, an Increase in net expenses of $ 54,001. Again, this was due to the cessation of its operations as a management services business and the ongoing acquisition of the Mexican steel business.

      The Company's net loss for the year ended December 31, 2005 was $ 932,525 an decrease of $ 248,646 or 21%. This reduction in net loss was primarily due to the elimination of non critical efforts.

     As a result of the foregoing, for the year ended December
31, 2005, the Company had a loss per share of $ 0.00 as compared to a loss per share of $3.11 for the year ended December 31, 2004, on a basic basis and a fully diluted basis. No conversion of common stock equivalents has been assumed as such conversion would have had an anti-dilutive effect on diluted loss per common share amounts.

Liquidity and Capital Resources
-------------------------------

On December 31, 2005, the Company had a working capital deficit of approximately $ 1,689,000. Since its Inception, the Company has continued to Incur losses. The Company's operations since Inception have been funded by the sale of common and preferred stock, and proceeds from loans secured by the Company's common stock. These funds have been used for working capital and capital expenditures and other corporate purchases. The Company has had cumulative losses of approximately $ 6,418,000 since Inception. The Company is seeking financing through equity financing. There can be no assurance that the Company will be able to obtain funding at terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

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

Item 7.   Financial Statements
          --------------------

       Financial Statements for the fiscal year ended December
31, 2005 appear at the end of this document.


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

                          PART III

Item 9.   Directors, Executive Officers Promoters and Control
          Persons
          ---------------------------------------------------

     This table sets forth the name, age and position of each director and executive officer of the Company:

NAME                      AGE      POSITION
James Herman              49       President, Chief Executive
                                   Officer, Director

Garth Jensen              53       Chief Financial Officer,
                                   Director

W. Jean Herman             68       Chairman

Davey Koech               55       Director

John A. Corrie            71       Director

James Herman, President, Chief Executive Officer and Director since June 2006.

Garth Jensen, Chief Financial Officer, Director. Mr. Jensen has served as CFO since November 2004.

W. Jean Herman, Director since June 2006.

Davey Koech, Director since June 2006.

John A. Corrie, Director since June 2006.

Item 10.  Executive Compensation
          ----------------------

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

----------------------------------------------------------------------------------------------------------------------

                                            Annual Compensation                    Long Term Compensation
                                        -----------------------------   ----------------------------------------------
                                                                        Restricted
                                                            Annual         Stock    Warrants     LTIP       All Other
     Name              Title       Year  Salary   Bonus   Compensation    Awarded   & Options   Payouts   Compensation
                                           $        $         ($)            ($)        (#)        ($)          ($)
----------------------------------------------------------------------------------------------------------------------
Jim Wolff     President, CEO  2005    0    0        0          0          500,000        0          0
                                   2004    0        0          0              0          0          0            0
                                   2003    0        0          0              0          0          0            0

Garth Jensen       CFO             2005  30,000     0          0              0      1,000,000      0            0
                                   2004    0        0          0              0          0          0            0
                                   2003    0        0          0              0          0          0            0

----------------------------------------------------------------------------------------------------------------------


Compensation to Directors
-------------------------

     Our President did not receive any remuneration from us during the fiscal year, but was granted an option to acquire 500,000 shares of our common stock at a price of $1.00 per share. The term of the option is 3 years.

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


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
          ---------------------------------------------------

     As of December 31, 2005, there were approximately 290,941,000 shares of our common stock, no par value outstanding, and as of November 13, 2006, there were approximately shares 10,029,172 outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this annual report, holds of record or is known by our management to own beneficially more than 5% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

SHAREHOLDER(2)                           SHARES HELD    %
--------------                           -----------   ---
Island Rock Investment (1)                10,000,000   99%

All Directors and Executive				0
Officers as a Group (4 persons)                         0%

(1) This company is controlled by Montague Group, a person not related to the Company.


(2)  The addresses for these shareholders is in care of the Company.

Item 12. Certain Relations and Related Transactions
         ------------------------------------------

     The president, current and former principal stockholders, and certain employees from time to time made advances to us. The advances have been made for financing and working capital purposes. At December 31, 2005 and 2004, respectively, the total of such advances and accrued interest was $ 269,555 and $185,176.

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

10.1 Plan and Agreement of Merger, dated September 22, 2003, by and between Stanfield Educational Alternatives, Inc., NALG Acquisition, Inc. and North-American Liability Corporation (2)

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


Item 14. Principal Accountant Fees And Services
         --------------------------------------

     Audit Fees billed for fiscal 2005 and 2004 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements Included in the registrant's Form 10-QSB were $ 7,000 and $25,424, respectively. Audit related fees for fiscal year 2005 and 2004 amounted to $ 0 and $3,500, respectively. These fees relate to the filing of the registrant's Form S-8. There were no other fees billed to us by our principal accountant.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2006.

                            BioChem Solutions, Inc, Inc.


                            By: /s/ James Herman
                               ---------------------------
                               James Herman
                               President, Chief
                               Executive Officer





                            By: /s/ Garth Jensen
                               ---------------------------
                               Garth Jensen
                               Chief Financial Officer


     In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



      SIGNATURE                  TITLE                    DATE


By: /s/James Herman              D/P                     November 13, 2006
- ----------------------------
James Herman



By: /s/Garth Jensen
-----------------------------    D                       November 13, 2006
Garth Jensen

                      BioChem Solutions, Inc.
                   (A Development Stage Company)
                    Consolidated Balance Sheets
                    December 31, 2005 and 2004

                                                 2005                  2004
                                           -----------------     -----------------
                   Assets
                   ------


Current assets:
  Cash                                     $              40     $        6,329
  Prepaid expenses                                         -                171
                                           -----------------     -----------------
     Total current assets                                 40              6,500

Property and equipment, net                            2,639              1,805
Other assets:
  Deposits                                                 -                  -
                                           -----------------    -----------------
     Total other assets                                    -                  -
                                           -----------------    -----------------
     Total assets                          $           2,639     $        8,305
                                           =================     ================

Liabilities and Stockholders' Deficiency
-----------------------------------------
Current liabilities:
  Accounts payable                         $         186,578     $       185,561
  Accrued expenses                                   841,707             764,618
  Due to related parties                             433,968             185,176
  Notes payable                                      226,466             226,466
                                           -----------------     -----------------
     Total current liabilities                     1,688,720           1,361,821

Stockholders' deficiency:
  Series 2001 convertible preferred stock             42,470              42,470
  Series 2001A convertible preferred stock                 -                   -
  Series 2001B convertible preferred stock                 -                   -
  Class B preferred stock                                  -                   -
  Common stock                                     5,073,783           4,673,783
  Deferred compensation                            (3839,333)           (583,333)
  Accumulated deficit                             (6,418,961)         (5,486,436)
                                           -----------------     -----------------
     Total stockholders' deficiency               (1,686,041)         (1,353,516)

    Total liabilities and stockholders'    ------------------    -----------------
       deficiency                          $           2,639     $         8,305
                                           =================     =================


See accompanying notes to the consolidated financial statements.

                           BioChem Solutions, Inc.
                        (A Development Stage Company)
                      Consolidated Statements of Operations



                                        For the year ended
                                   ----------------------------
                                                                 Cumulative for
                                                                 the period from
                                                                 March 23, 1999
                                   December 31    December 31    (Inception) to
                                       2005          2004        December 31, 2005
                                   -------------  -------------  -----------------

Gross revenues                     $           -  $           -  $       45,744
Cost of sales                                  -              -             264
                                   -------------  -------------  ---------------
                                               -              -          45,480

Operating expenses                       894,446      1,197,092       5,644,391
Other Income(expenses):
  Other Income                             1,475        159,094         219,657
  Interest expense                       (39,555)      (143,173)       (499,681)
  Impairment of assets                         -              -        (315,027)
  Provision for loss on
    non-cancellable leases                     -              -        (225,000)
                                   -------------  -------------  ---------------
       Total other (Income) expense      (38,080)        15,921        (820,051)
                                   -------------  -------------  ---------------
       Net loss                         (932,525)    (1,181,171)     (6,418,961)
                                   =============  =============  ===============


Loss per common share:
  Basic                            $       (0.00) $       (3.11)
                                   =============  =============

  Diluted                          $       (0.00) $       (3.11)
                                   =============  =============

Weighted average common shares
outstanding:
  Basic                              220,300,097        379,493
                                   =============  =============
  Diluted                            220,300,097        379,493
                                   =============  =============


See accompanying notes to the consolidated financial statements.

                     BioChem Solutions, Inc.
                  (A Development Stage Company)
 Consolidated Statements of Shareholders' Equity (Deficiency)



                                         Preferred Stock           Common Stock          Deferred     Accumulated
                                        Shares       Amount      Shares      Amount    Compensation     Deficit        Total
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------
Balance March 23, 1999 (Inception)          -       $    -         -       $     -      $     -        $    -         $     -

Issuance of stock                           -            -      1,510,000       1,510         -             -            243,034

Shares issued to reflect
 re-capitalization of reverse
 acquisition                                -            -      5,435,000     241,524         -             -               -
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------
Net loss                                    -            -         -             -            -          (233,968)      (233,968)
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------

Balances at December 31, 1999               -            -      6,855,000     243,034         -          (233,968)         9,066

Issuance of common stock                    -            -        405,140     403,140         -             -            403,140

Issuance of common stock for
  services                                  -            -      2,069,250   2,055,405         -             -          2,055,405

                                      ----------    --------  -----------  ----------  ------------   -----------    -----------
Net loss                                    -            -         -             -            -        (2,422,299)    (2,422,299)
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------


Balances at December 31, 2000               -            -      9,329,390   2,701,579         -        (2,656,267)        45,312

Reverse stock split                         -            -     (9,211,435)       -            -             -               -

Issuance of Series 2001
  convertible preferred stock             25,500      49,000        -            -            -             -             49,000

Issuance of Series 2001 A
  convertible preferred stock          5,603,000         -          -            -            -             -               -

Issuance of Series 2001 B
  convertible preferred stock          5,643,175         -          -            -            -             -               -

                                      ----------    --------  -----------  ----------  ------------   -----------    -----------
Net loss                                    -            -          -            -            -          (906,351)      (906,351)
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------


Balances at December 31, 2001         11,271,675      49,000      117,955  2,701,579          -        (3,562,618)      (812,039)

Conversion of Series 2001
  convertible preferred stock
  to common stock                           (600)     (1,153)       2,679      1,153          -             -               -

Conversion of Series 2001 A
  convertible preferred stock
  to common stock                     (4,073,000)        -      4,073,000       -             -             -               -

Conversion of Series 2001 B
  convertible preferred stock
  to common stock                     (2,915,731)        -      2,915,731       -             -             -               -

Cancellation of common stock                -            -        (54,051)      -             -             -               -

                                      ----------    --------  -----------  ----------  ------------   -----------    -----------
Net loss                                    -            -           -          -             -          (426,231)      (426,231)
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------





See accompanying notes to the consolidated financial statements.

                                         Preferred Stock           Common Stock          Deferred     Accumulated
                                        Shares       Amount      Shares      Amount    Compensation     Deficit        Total
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------

Balances at December 31, 2002          4,282,344      47,847    7,055,314   2,702,732         -        (3,988,849)    (1,238,270)

Conversion of Series 2001
  convertible preferred stock
  to common stock                         (2,800)     (5,377)       6,000       5,377         -             -               -

Cancellation of common stock in
  100 for 1 reverse stock split             -            -     (6,990,424)      -             -             -               -

Cancellation of Series 2001 B
  convertible preferred stock
  for voidance of series              (2,727,444)        -           -          -             -             -               -

Cancellation of Series 2001 A
  convertible preferred stock
  of the prior controlling
  shareholder                           (775,000)        -           -          -             -             -               -

Issuance of Series 2001 A
  convertible preferred stock in
  125 for 1 forward stock split       94,375,000         -           -          -             -             -               -

Conversion of Series 2001 A
  convertible preferred stock
  for common stock in 1 for 75
  merger agreement                      (755,000)        -     56,625,000       -             -             -               -

Conversion of Series 2001 A
  to common stock                    (31,125,000)        -     31,125,000       -             -             -               -

Issuance of common stock in
  merger agreement                          -            -    160,000,000       -             -             -               -

Issuance of common stock for
  rounding                                  -            -              8       -             -             -               -
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------
Net loss                                    -            -           -          -             -          (316,416)      (316,416)
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------

Balances at December 31, 2003         63,272,100      42,470  247,820,898   2,708,109         -        (4,305,265)    (1,554,686)
                                      ==========    ========  ===========  ==========  ============   ===========    ===========





                                         Preferred Stock           Common Stock          Deferred     Accumulated
                                        Shares       Amount      Shares      Amount    Compensation     Deficit        Total
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------

Issuance of common stock                  -             -         660,000     410,000                        -           410,000
Preferred stock converted to
  common stock                       (35,304,000)       -      35,304,000        -                           -              -

Common stock converted to
  preferred stock                     50,000,000        -    (158,000,000)                                   -              -

Cancellation of common shares             -             -     (33,721,200)       -                           -              -

1 for 30 reverse split                    -             -     (88,994,491)       -                           -              -

Issuance of common stock                  -             -             341         174                        -               174

Forgiveness of debt                       -             -         487,500        -                        487,500

Preferred stock converted to
  common stock                          (458,000)       -         458,000        -                           -              -

Cancellation of common shares             -             -        (497,590)       -                           -              -

Cancellation of preferred shares     (20,000,000)       -            -        (32,000)                       -           (32,000)

Common stock awarded to consultant        -             -            -        600,000      (600,000)         -              -

Intrinsic value of stock options
  issued                                  -             -            -        500,000          -             -           500,000

Amortization of deferred
  compensation                            -             -            -           -           16,667          -            16,667

1 for 10 reverse split                                         (2,726,962)

Net loss                                  -             -            -           -                     (1,181,171)    (1,181,171)
                                      ----------    --------  -----------  ----------  ------------   -----------    -----------

Balances at December 31, 2004         57,510,100    $ 42,470      302,996  $4,673,783  $   (583,333)  $(5,486,436)   $(1,353,516)
                                      ==========    ========  ===========  ==========  ============   ===========    ===========

Shares Issued for Acquisition of
  Mexican Steel Corp                      -         $   -     280,678,600        -             -             -              -

Amortization of deferred
    Compensation                          -             -           -            -          200,000          -           200,000

Shares cancelled                          -             -         (40,596)       -             -             -              -

Forgiveness of Debt                       -             -      10,000,000     400,000          -             -           400,000

Net Loss                                  -             -           -            -             -         (932,525)      (932,525)
                                      ----------    --------  -----------  ----------     ---------   -----------    -----------

Balances at December 31, 2005         57,510,000    $ 42,470  290,941,000  $5,073,783   $  (383,000)  $(6,418,962)   $(1,686,041)
                                     ===========    ========  ===========  ==========   ===========   ===========    ===========



See accompanying notes to the consolidated financial statements.

                  BioChem Solutions, Inc.
               (A Development Stage Company)
            Consolidated Statements of Cash Flows



                                                                                                            Cumulative for
                                                                     Twelve              Twelve             the period from
                                                                     Months              Months             March 23, 1999
                                                                     Ended               Ended              (Inception) to
                                                                     December 31, 2005   December 31, 2004  December 31, 2005
                                                                     -----------------   -----------------  -----------------
Cashflows from operating activities
   Net Income(loss)                                                  $    (932,525)      $    (341,844)     $  (6,418,961)
   Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities
             Forgiveness of related party payable                                -                   -            (59,088)
             Depreciation and amortization                                   1,366               1,704            295,830
             Loss on impairment of assets                                        -                   -            315,027
             Provision for loss on non-cancelable leases                         -                   -            225,000
             Bad Debt Expense                                                                                      42,000
             Intrinsic Value of Stock Options Granted                                                             500,000
             Common stock issued for services                              600,000                   -          2,672,072
                     Increase(decrease) in cash caused by
                     changes in:
                         Other current assets                                  171                (171)                 -
                         Other assets                                            -              80,000                  -
                         Accounts payable                                    1,017              (8,644)           186,578
                         Accrued expenses                                   77,089             150,980            844,263
                         Due to related parties                             84,378             (48,866)           528,642
             Net cash provided by (used in) operating activities          (168,505)           (166,841)          (868,638)
Cashflows from investing activities:
   Acquisition of property and equipment                                    (2,200)             (9,359)          (279,199)
Cashflows from financing activities
   Repayment of note payable to related party                                    -                   -           (200,000)
   Proceeds from issuance of preferred stock                                     -                   -             49,000
   Proceeds from issuance of capital stock                                       -             160,174          1,056,348
   Due to related parties                                                        -               2,247           (399,353)
   Issuance of Note Receivable                                             (42,000)
   Payment for Preferred Stock                                             (32,000)
   Repayment/proceeds of notes payable from Rel Party                      164,415                   -            715,881
             Net cash from provided by financing activities                164,415             162,421          1,147,876
                        Net Increase(decrease) in cash                      (6,289)            (13,779)                40
Cash at beginning of period                                                  6,329              27,648                  -
Cash at end of period                                                $          40       $      13,869      $          40
Supplemental disclosure of cash flow information:
   Cash paid for interest                                            $           -       $           -      $           -
Non-cash activity:
   Purchase of intangible assets from related party                  $           -       $           -      $           -
   Reduction of capital lease obligation upon
      abandonment of assets                                          $           -       $           -      $           -


See accompanying notes to the consolidated financial statements.

                    BioChem Solutions, INC.
                (A Development Stage Company)
           Notes to Consolidated Financial Statements


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

  (b)  Principles of Consolidation
       ---------------------------
       The consolidated financial statements Include the accounts of BioChem Solutions, Inc. and its wholly owned subsidiary North-American Liability Corporation, collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

  (c)  Revenue Recognition
       -------------------
       The Company records revenue as earned when goods or services are provided. The Company did not recognize any revenue for the years ended December 31, 2005 and 2004.

  (d)  Property and Equipment
       ----------------------
       Property and equipment are stated at cost. Depreciation for financial statement purposes is computed using the straight-line method over the estimated useful lives of the individual assets, which range from 3 to 5 years.

       The Company periodically reviews its long-lived assets and intangibles for potential impairment and will record an impairment change whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of December 31, 2005 and 2004, management does not believe that any assets are impaired.

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

                 BioChem Solutions, Inc.
              (A Development Stage Company)
         Notes to Consolidated Financial Statements


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

  (h)  Loss Per Share
       --------------
       Basic loss per common share amounts are based on the weighted average shares outstanding of 280,955,009 and 379,493 (adjusted for reverse stock splits) for the years ended December 31, 2005 and 2004, respectively. Diluted loss per common share amounts reflect the potential dilution that could occur if convertible preferred shares are converted into common stock. No conversion is assumed if such conversion would have an anti-dilutive effect on diluted loss per common share amounts.

   (i) Stock-based compensation

       At December 31, 2005, the Company had a stock option plan, which is described more fully in Note 10. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. The following table illustrates the effect on net Income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2005.


                                                    2005
                                                ------------

       Reported net loss                        $ (932,525)
       Stock-based employee compensation
         Included in reported net loss
       Stock-based employee compensation
         determined under the fair value
         based method                             ( 000)

       Pro forma net loss                       $ (932,525 )
                                                ============
       Basic and diluted loss per share:        $      (0.0)
       As reported                              ============
       Pro forma                                $      (0.0 )
                                                ============

       The weighted average fair value of options granted in
       2005 was approximately $     using the Black-Scholes
       option-pricing model with the following assumptions:

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

                  BioChem Solutions Inc.
                (A Development Stage Company)
           Notes to Consolidated Financial Statements



(3)    Property and Equipment

   At December 31, 2005 and 2004, property and equipment consisted of the following:

                                              2004         2005
                                            --------     --------
   Furniture and equipment                  $  2,546     $ 4,256
   Less accumulated depreciation                (741)     (1,617)
                                            --------     --------
        Property and equipment, net         $  1,805     $  2,639
                                            ========     ========


   Depreciation expense for the years ended December 31, 2005 and 2004 was $ 876 and $692, respectively.

(4)   Leases

Operating
- ---------


   The Company has no office rents during 2005. Rent expense of $0 was Incurred for the year ended December 31, 2005.


(5)    Capitalization


(A)    COMMON STOCK

   At December 31, 2005 and 2004, the Company had outstanding
290,941,000 and 247,820,898 shares of common stock, respectively.

   Effective July 13, 2004, the Company's Board authorized a 1 for
   30 reverse stock split. On November 1, 2004, the Company effected an additional 1 for 10 reverse split. On September 1,2005 the Company's Board approved a 1 for 500 reverse stock split and then on September 10, 2005 the Company's Board approved a 500 for 1 stock split, effectively reversing the recent reverse split.

(B)    PREFERRED STOCK

   Series 2001

   As of December 31, 2005, 22,100 shares of Series 2001 Preferred Stock remain outstanding.


   Series 2001A

   During the first quarter of 2004, the Company cancelled 35,304,000 shares of its Series 2001A Convertible Preferred Stock in voluntary conversions to 35,304,000 shares of its common stock. During the third quarter of 2004, 458,000 shares of Series 2001A Convertible Preferred Stock were converted to 458,000 shares of its common stock. As of December 31, 2005 and 2004, the number of shares outstanding of Series 2001A Convertible Preferred Stock was 27,488,000 and 27,488,000, respectively.

             BioChem Solutions, Inc.
                (A Development Stage Company)
                Notes to Consolidated Financial Statements

(5)    Capitalization  (Contd...)


   Series 2001B

   During February 2004, 526,667 shares (adjusted for stock splits) were converted to 50,000,000 shares of Class B Preferred Stock. In November 2004, the Company repurchased 20,000,000 shares of class B Preferred Stock from the non-related party for $32,000. As a result, 30,000,000 shares of Class
   B Preferred Stock are outstanding as of December 31, 2005.


(6)    Income Tax

The Company has no provision for taxes as they have a net operating loss of approximately $6,400,000 that expires in varying times through the year 2023. The total deferred tax asset associated with the net operating loss has been reduced by a valuation allowance to $0 at December 31, 2005 and 2004, and no net deferred asset has been recorded, as the possibility of utilizing the net operating loss is dependent
on  the  Company  achieving profitable operations.   U.S. tax
rules impose limitations on the use of net operating losses and tax credits following certain defined changes in stock ownership. The Company has not completed the complex analysis required by the Internal Revenue Code to determine if an ownership change has occurred. If such a change were deemed to have occurred, the limitation could reduce or
eliminate  the  amount  of  these  benefits  that   would  be
available to offset future taxable Income each year, starting with the year of ownership change.


(7)    Related Party Transactions

   The former president, current and former principal stockholders, and certain employees from time to time made advances to the Company. The advances have been made for financing and working capital purposes. At December 31, 2005 and 2004 respectively, the total of such advances, Including accrued interest, was $269,554 and $185,176.

   During 2003, the Company settled its note payable to the former controlling shareholder. With principal and accumulated interest, the debt amounted to $444,088. In the settlement, the Company paid $200,000, the former president contributed
   $185,000, and $59,088 was forgiven.

(8)    Accrued Expenses

   Accrued expenses at December 31, 2005 and 2004, consisted of the following:


                                         2005               2004
                                       --------          --------
    Accrued lease obligations          $395,996          $378,318
    Accrued interest                    154,793           137,378
    Accrued salaries                    100,000           170,000
    Other                               190,919            78,922
                                       --------          --------
                                       $841,708          $764,618
                                       ========          ========

   The accrual for lease obligations resulted from the default on a number of the Company's lease obligations.

                  BioChem Solutions, INC.
                (A Development Stage Company)
          Notes to Consolidated Financial Statements


(9)   Notes Payable

Notes Payable as of December 31, 2005 and December 31, 2004 is
$ 226,466 and $226,466, respectively, plus accrued interest.
Interest accrues at various rates between 9 and 12 percent per annum.

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

During November 2004, the Company granted 1,000,000 stock options to the Company's Chief Financial Officer. The options have an exercise price of $1.00, vest immediately, and have a life of three years. At the grant date, these options had an intrinsic value of $500,000 which has been charged to operating expenses in the accompanying consolidated statements of operations for the year ended December
31, 2005.  These options remain outstanding at December
31, 2005, are fully exercisable and have a remaining life of 1.9 years.

(11)   Subsequent  Events

The  Company signed a letter of intent with Global  Steel
Holdings   Ltd.  ("GSH"),  an  Indian  company  with  globally
diverse steel interests. This Letter of Intent has lapsed. GSH intended to purchase 50% of NorMexSteel's shares in NKS and in turn provide a line of credit totaling $30 million to settle debt and provide working capital for the facility.

On September 5, 2005, the Company signed a letter of intent with Jamieson Enterprises Inc. ("JEI"), a builder of arenas in North America to acquire 25% of each of ten facilities. The Company has let this Letter of intent lapse as JEI did not provide the necessary financing to complete the acquisition.

In the United States District Court in the Southern District of California in San Diego, California, denied the Company's motion for a preliminary injunction in NorMexSteel, Inc., et al. v. Charles B. Flynn, et al., Case Number 06-CV-0814, filed on April 2, 2006. In the order dated June 6, 2006, the District Court reversed its tentative ruling. The District Court's Findings of Fact and Conclusions of law Denying Plaintiffs' Motion for Preliminary Injunction (the "Order") stated that: "Although in its tentative ruling the Court stated that it would order that Defendants Baiaverde and Taurus place the allegedly stolen shares in the registry of the Court pending resolution of the matter, it has reconsidered. Upon further review, the Court finds that NorMex does not own the stock at issue here." In the Order, the District Court denied the Plaintiffs' requested relief.

On June 16, 2006, the Company announced that by Consent to Act in Lieu of a meeting of the shareholders, the majority of the shareholders of record voted and approved to unwind the share exchange with Grupo Industrial NKS SA de CV. The 250,000,000 shares issued to NKS shareholders will be voluntarily returned in exchange for the 75% of the NKS shares held by NorMexSteel and the 250,000,000 NorMexSteel shares will be cancelled and returned to treasury. In conjunction with this the shareholders approved to remove and replace the existing board of directors; to file amendments to the articles of Incorporation of the company that would effect a name change to BioChem Solutions Inc. and a reverse stock split of the Company's common stock of 1 for 10,000. Under the guideline of the regulatory and company act requirements the majority of shareholders agreed to the need and ratio of the reverse stock split and the majority agreed that the restructuring is in the best interest of the company. The net effect of the reverse stock split will reduce the Company's outstanding shares of common stock post split to 29,066 shares (no fractional shares will be issued). The stock split is effective as of June 30, 2006. Shareholders of record will be notified by the Company's transfer agent and may exchange their old shares of common stock for new shares of common stock post reverse.

On June 16, 2006, the Company entered into a contract to acquire an Exclusive Rights and a Master License providing all the rights in a patented BioChemical, Trioxolane, and other patents held by the CKD Foundation, the CKD Foundation will appoint five new directors to the board of directors.

BioChem Solutions Inc. under the Master License from the patent holder, the CKD Foundation, will provide funding on a best efforts basis for the further development of the patents and applications and related products. BioChem Solutions Inc. expects to schedule the third stage Clinical trials for treatment HIV / AIDS.

                   BioChem Solutions, INC.
                (A Development Stage Company)
          Notes to Consolidated Financial Statements


 (12)   Going Concern Matters

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