Form 10QSB
period 2006-03-31
BioChem Solutions, Inc.
filed 2006-11-17
CIK 1085115

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934

          For the quarterly period ended  March 31,2006
                                         ---------------

                Commission File Number: 000-25947

                     Biochem Solutions Inc.
----------------------------------------------------------------------
         (Name of Small Business issuer in its Charter)

      Florida                                     65-0386286
----------------------------------------------------------------------
(State or Other Jurisdiction of                    (IRS Employer
 Incorporation or Organization)                 Identification No.)


   Bay & Deveax Streets Nassau, Bahamas          PO Box CR-5464
----------------------------------------------------------------------
(Address of Principal Executive Offices)             (PO Box)


                         (242) 328-1110
----------------------------------------------------------------------
                   (Issuer's Telephone Number)

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

As of November 15, 2006 the issuer had approximately 10,029,000 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transition Small Business Disclosure Format (check one):

               YES [ ]             NO [X]

                     Biochem Solutions, Inc.

                        Form 10-QSB Index


                                                                      Page

Part I:   Financial Information                                        1

   Item 1.   Financial Statements                                      1

             Condensed Consolidated Balance Sheet - March 31, 2006     1

             Condensed Consolidated Statements of Operations -
             Three months ended March 31, 2006 and 2005                2

             Condensed Consolidated Statements of Cash Flows -
             Three months ended March 31, 2006 and 2005               3-4

             Notes to Financial Statements                            5-11

   Item 2.   Management's Discussion and Analysis or Plan of
             Operation                                                12

Part II:   Other Information

   Item 1.   Legal Proceedings                                        14

   Item 2.   Change in Securities                                     15

   Item 3.   Defaults Upon Senior Securities                          15

   Item 4.   Submission of Matters to a Vote of Security Holders      15

   Item 5.   Subsequent Events                                       15-16

   Item 6.   Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                            17

                 PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)
              Condensed Consolidated Balance Sheet
                           (Unaudited)
                         March 31, 2006

                             Assets
                             ------

        Current assets:
           Cash                                      $     1,969
                                                     -----------

                Total current assets                       1,969

                Property and equipment, net                2,283
                                                     -----------

                Total assets                         $     4,252
                                                     ===========

          Liabilities and Stockholders' Deficiency
          ----------------------------------------

        Current liabilities:
           Accounts payable                          $   191,101
           Accrued expenses                              912,207
           Due to related parties                        269,554
           Notes Payable - related party                 226,466
           Notes payable                                 173,415
                                                     -----------

                Total current liabilities              1,772,743

Stockholders' deficiency:
           Series 2001 convertible preferred stock        42,470
           Series 2001A convertible preferred stock            -
           Series 2001B convertible preferred stock            -
           Class B preferred stock                             -
           Common stock                                5,073,783
           Deferred Compensation                        (333,333)
           Accumulated deficit                        (6,551,412)
                                                     -----------

                Total stockholders' deficiency        (1,768,492)
                                                     -----------
                Total liabilities and stockholders'
                deficiency                           $     4,252
                                                     ===========

See accompanying notes to the condensed consolidated financial statements.

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)

         Condensed Consolidated Statements of Operations
                           (Unaudited)


                                                                                 Cumulative for
                                                     Three          Three        the period from
                                                     Months         Months       March 23,1999
                                                     Ended          Ended        (inception) to
                                                 March 31, 2006  March 31, 2005  March 31, 2006
                                                 --------------  --------------  --------------
Gross revenues                                     $         -     $         -     $    45,744
Cost of sales                                                -               -             264
                                                 --------------  --------------  --------------
    Net revenue                                              -               -          45,480

Operating Expenses                                     121,950         191,199       5,766,341

Other income(expenses):
    Other income                                             0           1,390         219,657
    Interest expense                                   (10,500)           (454)       (510,181)
    Impairment of Assets                                     0               0        (315,027)
    Provision for loss on non-cancellable
         Lease                                               0               0        (225,000)
                                                 --------------  --------------  --------------

              Total other income(expense)               10,500             936        (830,551)
                                                 --------------  --------------  --------------

              Net Loss                             $  (132,450)    $  (190,263)    $(6,551,412)
                                                 ==============  ==============  ==============
Loss per common share:
    Basic and Diluted                              $    ( 0.00)    $     (0.00)
                                                 ==============  ==============
Weighted average common shares
outstanding:
    Basic and Diluted                              290,957,792      53,315,043
                                                 ==============  ==============

See accompanying notes to the condensed consolidated financial statements.

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)

         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)


                                                                                 Cumulative for
                                                    Three            Three       the period from
                                                    Months           Months      March 23, 1999
                                                    Ended            Ended       (inception) to
                                                 March 31, 2006  March 31, 2005  March 31, 2006
                                                 --------------  --------------  --------------
Cash flows from operating activities
    Net Loss                                      $   (132,450)   $   (190,263)   $ (6,551,890)
    Adjustments to reconcile net loss to net cash
      used in operating activities
         Forgiveness of related party note payable           -               -         (59,088)
         Depreciation and amortization                     357             268         296,665
         Loss on impairment of assets                        -               -         315,027
         Provision for loss on non-cancelable leases         -               -         225,000
         Bad Debt Expense                                    -               -          42,000
         Intrinsic Value of Stock Options                    -               -         500,000
         Common stock issued for services                    -               -       2,522,072
         Amortization of Deferred Compensation          50,000          50,000         266,667
              Increase(decrease) in cash caused by
                changes in:
                   Other current assets                      -             171               -
                   Accounts payable                      4,523          (1,823)        191,101
                   Accrued expenses                     70,500         138,000         914,763
                   Due from related parties                  -               -         528,642
                                                 --------------  --------------  --------------

         Net cash used in operating activities          (7,071)         (3,647)       (875,708)

Cash flows from investing activities:
    Acquisition of property and equipment                    -          (1,700)       (279,199)

Cash flows from financing activities
    Repayment of note payable to related party               -               -        (200,000)
    Proceeds from issuance of preferred stock                -               -          49,000
    Proceeds from issuance of capital stock                  -               -       1,056,348
    Due to related parties                                   -               -        (399,353)
    Issuance of Note Receivable                                                        (42,000)
    Payment for Preferred Stock                                                        (32,000)
    Repayment/proceeds of notes payable                  9,000               -         724,881
                                                 --------------  --------------  --------------

         Net cash from provided by financing activities  9,000               -       1,156,876
                                                 --------------  --------------  --------------

              Net increase(decrease) in cash             1,929    $     (5,347)   $      1,969

Cash at beginning of period                                 40           6,329               0
                                                 --------------  --------------  --------------

Cash at end of period                             $      1,969    $        982    $      1,969
                                                 ==============  ==============  ==============

See accompanying notes to the condensed consolidated financial statements.

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)

         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)



                                                                                      Cumulative for
                                                         Three            Three       the period from
                                                         Months           Months      March 23, 1999
                                                         Ended            Ended       (inception) to
                                                      March 31, 2006  March 31, 2005  March 31, 2006
                                                      --------------  --------------  --------------


Supplemental disclosure of cash flow information:
    Cash paid for interest                             $          -    $          -    $     33,495
                                                      ==============  ==============  ==============
Non-cash activity:
    Purchase of intangible assets from related party   $          -    $          -    $    399,353
                                                      ==============  ==============  ==============
         Reduction of capital lease obligation upon
         abandonment of assets                         $          -    $          -    $     65,006
                                                      ==============  ==============  ==============
    Satisfaction of Notes Payable and accrued interest
    by Third Party                                     $          -    $          -    $    487,500
                                                      ==============  ==============  ==============

See accompanying notes to the condensed consolidated financial statements.

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)

      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

 (1)    Statement of Information Furnished

      The accompanying unaudited condensed consolidated financial statements as of March 31, 2006 and for the cumulative period from March 23, 1999 (Inception) to March 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed consolidated financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Biochem Solutions, Inc. and Subsidiary's financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's financial statements.

      The results of operations for the interim periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2005 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

   Going Concern

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its past financial difficulties, the Company has accumulated debt, including judgments and accrued interest, of approximately $ 1,772,000 relating to its current and former lines of business and maintains these on its balance sheet as current liabilities. Interest on these balances is accruing at a rate of approximately $10,000 per quarter as of March 31, 2006. The Company is continuing in its efforts to resolve these obligations and others through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will raise substantial doubt as to its ability to continue as a going concern. As shown in the condensed consolidated financial statements, the Company has incurred cumulative losses of approximately $ 6,600,000 during its development stage.

      The  Company's continuation as a going concern is uncertain
      and   dependent   upon  obtaining  additional   source   of
      financing and achieving future profitable operation, the outcome of which cannot be predicted at this time.

      The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


(2)  Summary of Significant Accounting Policies


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


   In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

(2) Summary of Significant Accounting Policies (cont'd)

   the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. The adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

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


(3)   Acquisition of Grupo Industrial N.K.S., S.A., de CV

   As of March 15, 2005, the Company has completed a transaction resulting in the acquisition of 75% of all issued and outstanding shares of NKS. The Company and stockholders of NKS have mutually agreed that the Company will acquire 75% of all the shares of NKS in exchange for 250,000,000 of the Company's common restricted shares. NKS, a Mexican corporation, is the owner of a steel mill foundry and other assets in Lazaro Cardenas, Mexico. The Company has chosen not to show any asset value for NKS on its Balance Sheet. In addition, the Company issued 30 million shares of common stock to an unrelated party as a finder's fee. No value has been attributed to the finder fee.

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

(4)Capital Stock

   (a) Common Stock
         Authorized
              1,000,000,000 shares                 March 31, 2006
         Issued and outstanding                    --------------
              290,974,585 shares of common stock    $ 5,073,783
                                                   --------------

   During 2004 , the Company entered into an agreement with the CFO whereby 200,000 common shares were granted for consulting services at the inception of the agreement. The CFO is entitled to a further 100,000 common shares at the end of the second year of the term of this agreement and a further 100,000 common shares at the end of the third year of the term of this agreement. For the three months ended March 31, 2006, $50,000 of which has been charged as compensation expense included in Operating Expenses in the accompanying condensed consolidated statements of operations.

   On  September  29, 2005 the Company's Board approved  a  1:500 forward split after completing a 500:1 reverse stock split  on
   September  9,  2005  as  approved  by  the  majority  of   the
   shareholders.


   (b) Preferred Stock
       Authorized
            150,000,000                                  September 30, 2005
       Issued and outstanding                            ------------------
           Series 2001 - 22,100 shares of preferred stock      $ 42,470

           Series 2001A-27,488,000 shares of preferred stock        -

           Series 2001B- 30,000,000 shares of preferred stock       -
                                                               --------

           Total 57,510,100 shares of preferred stock          $ 42,470
                                                               --------

(5)  Related Party Transactions

   The president, current and former principal stockholders, and certain employees from time to time made advances or loans to the Company. The advances and loans have been made for financing and working capital purposes. At March 31, 2006, the total of such advances and loans, including accrued interest, was $269,554.

   The Company entered into an unsecured funding agreement with Tropical Ventures/Cazador Enterprises, a shareholder of the Company, whereby Tropical will lend the Company funds under the following terms; interest on outstanding amounts of 10%
   per annum payable to Cazador Enterprises, a 10% funding fee paid to Tropical Ventures on any drawdown, and no fixed repayment terms. As of March 31, 2006, the Company had borrowed $155,000 less fees of $20,000 provided through this agreement.

(6)  Accrued Liabilities

   Accrued expenses at March 31, 2006 consisted of the following:


                                             2006
                                             ----

        Accrued lease obligations    $      395,996
        Accrued interest                    165,303
        Accrued Professional Fees           350,909
                                            -------

                                     $      912,208
                                     ==============

(7)   Notes Payable

   The notes payable bear interest at rates that range between 9 and 12 percent per annum and are due on demand.

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

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

   During November 2004, the Company granted 1,000,000 stock options to the Company's Chief Financial Officer. The options have an exercise price of $1.00, vest immediately, and have a term of three years. At the grant date, these options had an intrinsic value of $500,000. These options remain outstanding at March 31, 2006, are fully exercisable, and have a remaining term of 20 months.


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

   For three month period ended March 31, 2006, the Company had approximately $6,500,000 net operating loss carry forwards for income tax reporting purposes, which can be utilized to decrease the current year's income taxes. No tax benefit was reported in the current period because the Company believed that there was a 50% or greater chance the carryforwards would expire unused. Accordingly, the potential benefit of the loss carryforwards were offset by a valuation allowance.

(11)  Commitments and Contingencies

   Several creditors have taken legal action against the Company due to defaulted debt and lease obligations. The judgments total approximately $378,000. These amounts are included in accrued liabilities as at March 31, 2006.

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

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

Results of Operations
---------------------

Three  Months  Ended March 31, 2006,  versus Three  Months  Ended
March 31, 2005.

We  had no revenues for the three months ended March 31, 2006 and
2005.  There  is no assurance that we will any have  revenues  in
2006.   As  we had no sales in this quarter, we had  no  cost  of
sales for the quarters.

Operating expenses for the three months ended March 31, 2006 were $ 122,428 compared to $ 191,199 for the three months ended March 31, 2005. Other income for the three months ended March 31, 2006 was $0 as compared to other income of $1,390 for three months ended March 31, 2005. Interest expense was $ 10,500 for three months ended March 31, 2006 versus $454 for the three months ended March 31, 2005.

The Company's net loss for the three months ended March 31, 2006 was $ 132,928 as compared to a loss of $ 190,263 for the three months ended March 31, 2005.

Liquidity and Capital Resources
-------------------------------

On March 31, 2006, the Company had a working capital deficit of approximately $ 1,775,000. Since its inception, the Company has continued to sustain losses. The Company's operations since inception have been funded by the sale of common and preferred stock, and proceeds from both secured and unsecured loans. These funds have been used for working capital and capital expenditures and other corporate purchases. The Company has had losses of approximately $ 6,550,000 since inception. The Company is seeking financing through equity financing. There can be no assurance that the Company will be able to obtain funding at terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

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

On May 3, 2004, we received a letter from Pedro Fenando Arizpe Carreon, a shareholder of Grupo Industrial NKS, S.A. DE C.V. ("NKS"), addressed to Montague Securities International, Ltd., the escrow agent for the transaction by which we acquired 75% of the outstanding shares of capital stock of NKS. Mr. Carreon alleged that we had breached the Purchase Agreement. We have denied any breach of the purchase agreement and have advised Mr. Carreon in writing of this fact. On August 8, 2005, Biochem Solutions filed a civil complaint, in Broward County, Florida, against Mr. Carreon and Grupo Industrial NKS alleging breach of contract and tortuous interference with a business relationship and requested the court to order temporary and permanent injunctive relief, declaratory judgment and monetary damages for the alleged interferences.

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

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------

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




                           SIGNATURES


Biochem Solutions Inc.

By /s/  James Herman
------------------------
James Herman, President

Date: November 16, 2006