Form 10QSB
period 2006-06-30
BioChem Solutions, Inc.
filed 2006-11-17
CIK 1085115

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2006
                                        ----------------
                Commission File Number: 000-25947

                     Biochem Solutions Inc.
-----------------------------------------------------------------
         (Name of Small Business issuer in its Charter)

      Florida                                      65-0386286
-----------------------------------------------------------------
(State or Other Jurisdiction of                  (IRS Employer
 Incorporation or Organization)               Identification No.)


 Bay & Deveax Streets Nassau, Bahamas          PO Box CR-5464
-----------------------------------------------------------------
(Address of Principal Executive Offices)          (PO Box)


                         (242) 328-1110
-----------------------------------------------------------------
                   (Issuer's Telephone Number)

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

            [ ] YES                          [X] NO

                     Biochem Solutions, Inc.

                        Form 10-QSB Index


                                                                     Page

Part I:   Financial Information                                        1

   Item 1.   Financial Statements                                      1

             Condensed Consolidated Balance Sheet - June 30, 2006      1

             Condensed Consolidated Statements of Operations -
             Three months ended June 30, 2006 and 2005                 2

             Condensed Consolidated Statements of Operations -
             Three months ended June 30, 2006 and 2005                 3

             Condensed Consolidated Statements of Cash Flows -
             Three months ended June 30, 2006 and 2005                 4

             Notes to Financial Statements                             6

   Item 2.   Management's Discussion and Analysis or Plan of
             Operation                                                 13

Part II:   Other Information

   Item 1.   Legal Proceedings                                         16

   Item 2.   Change in Securities                                      16

   Item 3.   Defaults Upon Senior Securities                           16

   Item 4.   Submission of Matters to a Vote of Security Holders       16

   Item 5.   Subsequent Events                                         16

   Item 6.   Exhibits and Reports on Form 8-K                          16

SIGNATURES                                                             17

                 PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)
              Condensed Consolidated Balance Sheet
                           (Unaudited)
                          June 30, 2006


                       Assets
                       ------

Current assets:
   Cash                                        $        41
                                               -----------
          Total current assets                          41

     Property and equipment, net                     1,926
                                               -----------

          Total assets                         $     1,967
                                               ===========

     Liabilities and Stockholders' Deficiency
     ----------------------------------------

Current liabilities:
   Accounts payable                            $   197,104
   Accrued expenses                                982,958
   Due to related parties                          269,554
   Notes Payable - related party                   226,466
   Notes payable                                   173,415
                                               -----------

          Total current liabilities              1,849,498

Stockholders' deficiency:
   Series 2001 convertible preferred stock          42,470
   Series 2001A convertible preferred stock              -
   Series 2001B convertible preferred stock              -
   Class B preferred stock                               -
   Common stock                                  5,073,783
   Deferred Compensation                          (283,333)
   Accumulated deficit                          (6,680,451)
                                               -----------

  Total stockholders' deficiency                (1,847,531)
                                               -----------

          Total liabilities and
            stockholders' deficiency           $     1,967
                                               ===========


See accompanying notes to the condensed consolidated financial statements.

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)
         Condensed Consolidated Statements of Operations
                           (Unaudited)

                                     Three               Three
                                     Months              Months
                                     Ended               Ended
                                 June  30, 2006        June 30, 2005
                                 -----------------------------------
Gross Revenues                   $            -        $           -
Cost of Sales                                 -                    -
                                 -----------------------------------
     Net revenue                              -                    -


Operating Expenses                      118,289              216,415
                                 -----------------------------------

Loss from Operations                   (118,289)            (216,415)

Other Income (Expenses):
   Other income                               -                    -
   Interest expense                     (10,750)             (18,995)
                                 -----------------------------------

     Total other income
     (expense)                          (10,750)             (18,995)

     Net loss                    $     (129,039)       $    (235,410)
                                 ===================================

Loss Per Common Share:
   Basic and diluted             $        (4.43)       $       (8.38)
                                 ===================================

Weighted Average Common Shares
Outstanding:
   Basic and diluted                     29,112               28,096
                                 ===================================




See accompanying notes to the condensed consolidated financial statements.

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)

         Condensed Consolidated Statements of Operations
                           (Unaudited)


                                                               Cumulative for
                                 Six               Six         the period from
                                 Months            Months       March 23,1999
                                 Ended             Ended       (inception) to
                              June 30, 2006    June 30, 2005    June 30, 2006
                              ------------------------------------------------
Gross revenues                $           -    $           -   $        45,744
Cost of sales                             -                -               264
                              ------------------------------------------------
     Net revenue                          -                -            45,480

Operating Expenses                  240,239          407,614         5,884,630

Other income(expenses):
   Other income                           0            1,390           219,657
   Interest expense                 (21,250)         (19,449)         (520,931)
   Impairment of Assets                   0                0          (315,027)
   Provision for loss on
     non-cancellable Lease                0                0          (225,000)
                              ------------------------------------------------

     Total other income
     (expense)                      (21,250)         (18,059)         (841,301)
                              ------------------------------------------------

Net Loss                      $    (261,489)   $    (425,673)  $    (6,680,451)
                              ================================================

Loss per common share:
   Basic and Diluted          $      ( 8.98)   $     (601.30)
                              ==============================

Weighted average common shares
outstanding:
   Basic and Diluted                 29,111              471
                              ==============================



See accompanying notes to the condensed consolidated financial statements.

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)

         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                             Cumulative for
                                                Six              Three       the period from
                                               Months            Months       March 23,1999
                                               Ended             Ended       (inception) to
                                            June 30, 2006    June 30, 2005    June 30, 2006
                                            ------------------------------------------------
Cash flows from operating activities
 Net Loss                                   $    (261,489)   $    (425,673)  $    (6,680,451)
 Adjustments to reconcile net loss to net
   cash used in operating activities
     Forgiveness of related party note
       payable                                          -                -           (59,088)
     Depreciation and amortization                    713              583           296,543
     Loss on impairment of assets                       -                -           315,027
     Provision for loss on non-cancelable
       leases                                           -                -           225,000
     Bad Debt Expense                                   -                -            42,000
     Intrinsic Value of Stock Options                   -                -           500,000
     Common stock issued for services                   -                -         2,455,405
     Amortization of Deferred Compensation        100,000          100,000           316,667
       Increase(decrease) in cash caused by
       changes in:
         Other current assets                           -              171                 -
         Accounts payable                          10,526             (713)          197,104
         Accrued expenses                         141,250          236,995           985,513
         Due from related parties                       -           84,378           528,642
                                            ------------------------------------------------
Net cash used in operating activities              (8,999)          (4,259)         (877,637)

Cash flows from investing activities:
 Acquisition of property and equipment                  -           (1,700)         (279,199)

Cash flows from financing activities
 Repayment of note payable to related party             -                -          (200,000)
 Proceeds from issuance of preferred stock              -                -            49,000
 Proceeds from issuance of capital stock                -                -         1,056,348
 Due to related parties                                 -                -          (399,353)
 Issuance of Note Receivable                                                         (42,000)
 Payment for Preferred Stock                                                         (32,000)
 Repayment/proceeds of notes payable                9,000                -           724,881
                                            ------------------------------------------------

Net cash from provided by financing
  activities                                        9,000                -         1,156,876
                                            ------------------------------------------------

Net increase(decrease) in cash              $           1    $      (5,959)  $            41

Cash at beginning of period                            40            6,329                 0
                                            ------------------------------------------------
Cash at end of period                       $          41    $         370   $            41
                                            ================================================



See accompanying notes to the condensed consolidated financial statements.

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)

         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                             Cumulative for
                                                Six              Three       the period from
                                               Months            Months       March 23,1999
                                               Ended             Ended       (inception) to
                                            June 30, 2006    June 30, 2005    June 30, 2006
                                            ------------------------------------------------


Supplemental disclosure of cash flow
information:
  Cash paid for interest                    $           -    $           -   $        33,495
                                            =============    =============   ===============

Non-cash activity:
  Purchase of intangible assets from
    related party                           $           -    $           -   $       399,353
                                            =============    =============   ===============

  Reduction of capital lease
  obligation upon  abandonment of assets    $           -    $           -   $        65,006
                                            =============    =============   ===============

Satisfaction of Notes Payable and accrued
  interest by Third Party                   $           -    $           -   $       487,500
                                            =============    =============   ===============










See accompanying notes to the condensed consolidated financial statements.

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)

      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

(1) Statement of Information Furnished

      The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 and for the cumulative period from March 23, 1999 (Inception) to June 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed consolidated financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Biochem Solutions, Inc. and Subsidiary's financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's financial statements.

      The results of operations for the interim periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2005 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

    Going Concern

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its past financial difficulties, the Company has accumulated debt, including judgments and accrued interest, of approximately $ 1,850,000 relating to its current and former lines of business and maintains these on its balance sheet as current liabilities. Interest on these balances is accruing at a rate of approximately $11,000 per quarter as of June 30, 2006. The Company is continuing in its efforts to resolve these obligations and others through settlements. However, there is no assurance that the Company will be able to settle in terms agreeable to the Company and if it does not do so, this will raise substantial doubt as to its ability to continue as a going concern. As shown in the condensed consolidated financial statements, the Company has incurred cumulative losses of approximately $ 6,700,000 during its development stage.

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


(3)  Acquisition of Grupo Industrial N.K.S., S.A., de CV &
     Restructuring of the Company

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

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

(4)  Capital Stock

   (a) Common Stock

   Authorized
   1,000,000,000 shares                         June 30, 2006
                                                -------------
   Issued and outstanding
    29,127 shares of common stock               $   5,073,783
                                                -------------

   During 2004 , the Company entered into an agreement with the CFO whereby 200,000 common shares were granted for consulting services at the inception of the agreement. The CFO is entitled to a further 100,000 common shares at the end of the second year of the term of this agreement and a further 100,000 common shares at the end of the third year of the term of this agreement. For the three months ended June 30, 2006, $50,000 of which has been charged as compensation expense included in Operating Expenses in the accompanying condensed consolidated statements of operations.

   On September 29, 2005 the Company's Board approved a 1:500 forward split after completing a 500:1 reverse stock split on September 9, 2005 as approved by the majority of the shareholders.

   On June 29, 2006, the Company's Board approved a 1 for 10,000 reverse split, reducing the number of shares from approximately 290,974,000 to 29,127.


   (b) Preferred Stock

   Authorized
   150,000,000
                                                            June 30, 2005
   Issued and outstanding                                   -------------
     Series 2001 - 22,100 shares of preferred stock         $      42,470

     Series 2001A - 27,488,000 shares of preferred stock                -

     Series 2001B - 30,000,000 shares of preferred stock                -
                                                            -------------

     Total 57,510,100 shares of preferred stock             $      42,470
                                                            -------------

(5)  Related Party Transactions

   The president, current and former principal stockholders, and certain employees from time to time made advances or loans to the Company. The advances and loans have been made for financing and working capital purposes. At June 30, 2006, the total of such advances and loans, including accrued interest, was $269,554.

   The Company entered into an unsecured funding agreement with Tropical Ventures/Cazador Enterprises, a shareholder of the Company, whereby Tropical will lend the Company funds under the following terms; interest on outstanding amounts of 10%
   per annum payable to Cazador Enterprises, a 10% funding fee paid to Tropical Ventures on any drawdown, and no fixed repayment terms. As of June 30, 2006, the Company had borrowed $155,000 less fees of $20,000 provided through this agreement.


(6)Accrued Liabilities

   Accrued expenses at June 30, 2006 consisted of the following:


                                                   2006
                                              --------------

            Accrued lease obligations         $      395,996
            Accrued interest                         176,053
            Accrued Professional Fees                421,659
                                              --------------
                                              $      982,958
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

   During November 2004, the Company granted 1,000,000 stock options to the Company's Chief Financial Officer. The options have an exercise price of $1.00, vest immediately, and have a term of three years. At the grant date, these options had an intrinsic value of $500,000. These options remain outstanding at June 30, 2006, are fully exercisable, and have a remaining term of 17 months.


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

   For three month period ended June 30, 2006, the Company had approximately $6,700,000 net operating loss carry forwards for income tax reporting purposes, which can be utilized to decrease the current year's income taxes. No tax benefit was reported in the current period because the Company believed that there was a 50% or greater chance the carryforwards would expire unused. Accordingly, the potential benefit of the loss carryforwards were offset by a valuation allowance.

11)  Commitments and Contingencies

   Several creditors have taken legal action against the Company due to defaulted debt and lease obligations. The judgments total approximately $378,000. These amounts are included in accrued liabilities as at June 30, 2006.

                     Biochem Solutions, Inc.
                         And Subsidiary
                  (A Development Stage Company)
      Notes to Condensed Consolidated Financial Statements


(12) Subsequent Transactions

     There are no subsequent transactions to report.

Item 2.  Management Discussion and Analysis and Plan of Operation
         --------------------------------------------------------

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

Results of Operations
---------------------

Three Months Ended June 30, 2006  versus Three Months Ended June
30, 2005.
----------------------------------------------------------------

We had no revenues for the three months ended June 30, 2006 and 2005. There is no assurance that we will any have revenues in 2006. As we had no sales in this quarter, we had no cost of sales for the quarters.

Operating expenses for the three months ended June 30, 2006 were $118,289 compared to $ 216,415 for the three months ended June 30, 2005. Other income for the three months ended June 30, 2006 was $0 as compared to other income of $0 for three months ended June 30, 2005. Interest expense was $ 10,750 for three months ended June 30, 2006 versus $18,995 for the three months ended June 30, 2005.

The Company's net loss for the three months ended June 30, 2006 was $ 129,039 as compared to a loss of $ 235,410 for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 versus Six Months Ended June 30,
2005.
---------------------------------------------------------------

We had no revenues for the six months ended June 30, 2006 and 2005. There is no assurance that we will any have revenues in 2006. As we had no sales in this period, we had no cost of sales for this period.

Operating expenses for the six months ended June 30, 2006 were $240,239 compared to $ 407,614 for the six months ended June 30, 2005. Other income for the six months ended June 30, 2006 was $0 as compared to other income of $1,390 for the six months ended June 30, 2005. Interest expense was $ 21,250 for six months ended June 30, 2006 versus $19,449 for the six months ended June 30, 2005.

The Company's net loss for the six months ended June 30, 2006 was $ 261,489 as compared to a loss of $ 425,673 for the six months ended June 30, 2004.

Liquidity and Capital Resources
-------------------------------

On June 30, 2006, the Company had a working capital deficit of approximately $ 1,850,000. Since its inception, the Company has continued to sustain losses. The Company's operations since inception have been funded by the sale of common and preferred stock, and proceeds from both secured and unsecured loans. These funds have been used for working capital and capital expenditures and other corporate purchases. The Company has had losses of approximately $ 6,680,000 since inception. The Company is seeking financing through equity financing. There can be no assurance that the Company will be able to obtain funding at terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

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

Item 2.  Change in Securities
         --------------------

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

On June 29, 2006, the Company's Board approved a 1 for 10,000 reverse split, reducing the number of shares from approximately
290,974,000 to 29,127.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

                Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                Not applicable


Item 5.   Subsequent Events
          -----------------

               Not applicable


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

                             SIGNATURES

Biochem Solutions Inc.


By: /s/ James Herman
   -----------------------------
   James Herman, President

Date: November 16, 2006